Form 10-Q
period 1995-09-30
TRENWICK GROUP INC
filed 1995-11-13
CIK 787952

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period ________ to ________ .

Commission file number 0-14737

                               TRENWICK GROUP INC.
             (Exact name of registrant as specified in its charter)

                          Delaware                        06-1152790
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)           Identification No.)

                          Metro Center
                      One Station Place
                    Stamford, Connecticut                        06902
           (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:            (203) 353-5500


                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   No
   ----    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                   Class                     Outstanding at October 31, 1995
                   -----                     -------------------------------
          Common Stock, $.10 par value                      6,495,371

================================================================================

                               TRENWICK GROUP INC.

                                      INDEX

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.  Financial Information

Consolidated Balance Sheet
  September 30, 1995 and December 31, 1994                                                        3

Consolidated Statement of Income
  Nine Months Ended September 30, 1995 and 1994                                                   4

Consolidated Statement of Changes in Stockholders' Equity
  Nine Months Ended September 30, 1995 and 1994                                                   5

Consolidated Statement of Cash Flows
  Nine Months Ended September 30, 1995 and 1994                                                   6

Notes to Consolidated Financial Statements                                                       7-8

Management's Discussion and Analysis                                                             9-12
  of Financial Condition and Results
  of Operations

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                        13

Signatures                                                                                       14

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                     September 30,        December 31,
                                                                                     -------------        ------------
                                                                                         1995                 1994
                                                                                       --------             --------
                                                                                             (dollars in thousands)

             Assets
             ------

Fixed maturity investments available for sale at
 fair value (amortized cost: $594,992 and $546,620)                                    $609,910             $532,248
Equity securities available for sale at
 fair value (cost $10,331 and $10,181)                                                   12,654                9,752
Cash and cash equivalents                                                                10,869                9,784
                                                                                       --------             --------

     Total investments and cash                                                         633,433              551,784

Accrued investment income                                                                 9,731               10,332
Receivables from ceding insurers                                                         42,117               27,798
Reinsurance recoverable balances, net                                                    91,473               87,972
Deferred policy acquisition costs                                                        15,834               10,691
Net deferred income tax assets                                                           17,041               28,855
Other assets                                                                              9,513                9,813
                                                                                       --------             --------

     Total assets                                                                      $819,142             $727,245
                                                                                       ========             ========

         Liabilities and Stockholders' Equity
         ------------------------------------

Liabilities:
 Unpaid claims and claims expenses                                                     $424,981             $389,298
 Unearned premium income                                                                 55,295               36,306
 Convertible debentures                                                                 103,500              103,500
 Other liabilities                                                                        9,051                9,928
                                                                                       --------             --------
     Total liabilities                                                                  592,827              539,032
                                                                                       --------             --------
Stockholders' equity:
 Preferred stock, $.10 par value,
  1,000,000 shares authorized; none outstanding                                            -                    -
 Common stock, $.10 par value, 15,000,000 shares
  authorized; 6,493,871 and 6,440,123 shares outstanding                                    649                  644
 Additional paid-in capital                                                              87,963               86,491
 Retained earnings                                                                      127,754              111,395
 Net unrealized appreciation (depreciation) of
  investments, net of income taxes                                                       11,206               (9,621)
 Deferred compensation under stock award plan                                            (1,257)                (696)
                                                                                       --------             --------

     Total stockholders' equity                                                         226,315              188,213
                                                                                       --------             --------
     Total liabilities and stockholders' equity                                        $819,142             $727,245
                                                                                       ========             ========

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                   ----------------------       -----------------------
                                                                     1995          1994           1995           1994
                                                                   --------      --------       --------       --------
                                                                         (in thousands except per share data)
Revenues:
 Net premiums earned                                                $43,200      $ 33,137       $131,362       $ 95,006
 Net investment income                                                9,354         8,596         27,091         25,080
 Net realized investment gains (losses)                                 131         -                281            (15)
                                                                   --------      --------       --------       --------

      Total revenues                                                 52,685        41,733        158,734        120,071
                                                                   --------      --------       --------       --------
Expenses:
 Claims and claims expenses incurred                                 25,854        22,172         85,447         69,251
 Policy acquisition costs                                            11,957         8,653         31,852         24,167
 Underwriting expenses                                                3,219         2,497          9,023          7,870
 Interest expense                                                     1,622         1,623          4,873          4,850
                                                                   --------      --------       --------       --------

      Total expenses                                                 42,652        34,945        131,195        106,138
                                                                   --------      --------       --------       --------

 Income before income taxes                                          10,033         6,788         27,539         13,933
 Income taxes                                                         2,077           386          5,739            277
                                                                   --------      --------       --------       --------

      Net income                                                   $  7,956      $  6,402       $ 21,800       $ 13,656
                                                                   ========      ========       ========       ========

PRIMARY EARNINGS PER SHARE                                         $   1.18      $    .96       $   3.26       $   2.04
                                                                   ========      ========       ========       ========

 Weighted average shares outstanding                                  6,739         6,642          6,691          6,681
                                                                   ========      ========       ========       ========
FULLY DILUTED EARNINGS PER SHARE
 (assuming conversion of convertible debentures as of
 the date of issuance)                                             $   1.01      $    .85       $   2.80       $   1.91
                                                                   ========      ========       ========       ========

  Weighted average shares outstanding                                 8,941         8,776          8,921          8,815
                                                                   ========      ========       ========       ========

Dividends per common share                                         $    .28      $    .25       $    .84       $    .75
                                                                   ========      ========       ========       ========


        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                      Three Months Ended         Nine Months Ended
                                                         September 30,            September 30,
                                                    ----------------------    ----------------------
                                                      1995         1994         1995         1994
                                                    ---------    ---------    ---------    ---------
                                                                 (dollars in thousands)

Stockholders' equity, beginning of period           $ 218,750    $ 187,717    $ 188,213    $ 206,763

Common stock, $.10 par value, and additional paid-in capital:

 Exercise of employer stock options
   (13,000, 35,500 and 37,050 shares)                     257         --            504          643
 Income tax benefit resulting from
   excess compensation expenses allowable
   for income tax purposes                                 93         --            175          140
 Restricted common stock awarded
   (21,304 and 4,871 shares)                             --           --            933          168
Restricted common stock awards cancelled
   (2,359 shares)                                        --           --           --            (76)
 Common stock purchased and retired
   (3,056 and 194,233 shares)                            --           --           (134)      (6,590)

Retained earnings:

 Net income                                             7,956        6,402       21,800       13,656
 Cash dividends                                        (1,818)      (1,607)      (5,442)      (4,853)

Net unrealized appreciation (depreciation) of investments available for sale:

 Change in unrealized appreciation (depreciation)       1,411       (3,947)      32,041      (30,769)
 Change in applicable deferred income taxes              (494)       1,381      (11,214)      10,769

Deferred compensation under stock award plan:

 Restricted common stock awarded                         --           --           (933)        (168)
 Restricted common stock awards cancelled                --           --           --             76
 Compensation expense recognized                          160           73          372          260
                                                    ---------    ---------    ---------    ---------

Stockholders' equity, end of period                 $ 226,315    $ 190,019    $ 226,315    $ 190,019
                                                    =========    =========    =========    =========




        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 ------------------------
                                                                                   1995             1994
                                                                                 --------         -------
                                                                                       (in thousands)
Cash flows from operating activities:
  Premiums collected                                                             $112,853         $84,067
  Ceded premiums paid                                                              (6,337)         (5,160)
  Claims and claims expenses paid                                                 (67,037)        (59,528)
  Claims and claims expenses recovered                                              6,251           8,009
  Underwriting expenses paid                                                       (8,304)         (6,534)
                                                                                 --------         -------

  Cash provided by underwriting activities                                         37,426          20,854
  Net investment income received                                                   29,216          25,893
  Interest and other expenses paid                                                 (3,131)         (3,125)
  Income taxes paid                                                                (8,026)         (1,925)
                                                                                 --------         -------

    Cash provided by operating activities                                          55,485          41,697
                                                                                 --------         -------
Cash flows for investing activities:
  Purchases of fixed maturity investments                                        (126,863)       (164,449)
  Sales of fixed maturity investments                                              40,171          76,217
  Maturities of fixed maturity investments                                         37,932          58,934
  Purchases of equity securities                                                     (150)            -
  Additions to premises and equipment                                                (418)            (91)
                                                                                 --------         -------

    Cash used for investing activities                                            (49,328)        (29,389)
                                                                                 --------         -------
Cash flows for financing activities:
  Issuance of common stock                                                            370             643
  Repurchase of common stock                                                          -            (6,590)
  Dividends paid                                                                   (5,442)         (4,853)
                                                                                 --------         -------

    Cash used for financing activities                                             (5,072)        (10,800)
                                                                                 --------         -------

Increase in cash and cash equivalents                                               1,085           1,508

Cash and cash equivalents, beginning of period                                      9,784           6,405
                                                                                 --------         -------

Cash and cash equivalents, end of period                                         $ 10,869         $ 7,913
                                                                                 ========         =======


        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:

     The interim consolidated financial statements include those of Trenwick Group Inc. and its subsidiaries and have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with prior periods.

     The interim consolidated financial statements are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1994 audited financial statements and related notes.

2.   Reinsurance:

     Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written, premiums earned and claims and claims expenses incurred is as follows (in thousands):

                               Premiums Written
               ------------------------------------------------
                 Three Months Ended        Nine Months Ended
                   September 30,             September 30,
               ----------------------    ----------------------
                  1995        1994         1995         1994
               ---------    ---------    ---------    ---------
     Assumed   $  54,988    $  39,440    $ 162,920    $ 114,064


     Ceded        (4,533)      (2,918)     (12,542)     (11,067)
               ---------    ---------    ---------    ---------

     Net       $  50,455    $  36,522    $ 150,378    $ 102,997
               =========    =========    =========    =========




                               Premiums Earned
               ------------------------------------------------
                 Three Months Ended        Nine Months Ended
                   September 30,             September 30,
               ----------------------    ----------------------
                  1995        1994         1995         1994
               ---------    ---------    ---------    ---------

     Assumed   $  47,936    $  36,164    $ 144,131    $ 106,307


     Ceded        (4,736)      (3,027)     (12,769)     (11,301)
               ---------    ---------    ---------    ---------

     Net       $  43,200    $  33,137    $ 131,362    $  95,006
               =========    =========    =========    =========

                      Claims and Claims Expenses Incurred
               ------------------------------------------------
                 Three Months Ended        Nine Months Ended
                   September 30,             September 30,
               ----------------------    ----------------------
                  1995        1994         1995         1994
               ---------    ---------    ---------    ---------

     Assumed   $  31,421    $  26,500    $ 102,067    $  89,453

     Ceded        (5,567)      (4,328)     (16,620)     (20,202)
               ---------    ---------    ---------    ---------

     Net       $  25,854    $  22,172    $  85,447    $  69,251
               =========    =========    =========    =========


3.   Stockholders' Equity:

     The Company currently has no authorization from its Board of Directors for common stock purchases. At September 30, 1995, the Company has 6,493,871 shares outstanding.

4.   Stock Options and Benefit Plans:

     For the nine months ended September 30, 1995, Trenwick awarded key employees an aggregate of 21,304 shares of common stock under the terms of the 1989 Stock Plan. Of these shares, 4,654 were valued at $44.00 per share (approximately $205,000) and vest over five years, and 16,650 were valued at $43.75 per share (approximately $728,000) and vest over three years. Trenwick is recognizing compensation expense determined by the value of the shares, amortized over the applicable vesting period. During the nine-month period, 3,056 shares were repurchased at $44.00 per share (aggregate $134,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

     For the nine months ended September 30, 1995, Trenwick awarded key employees Performance Options, under the terms of the 1993 Stock Option Plan, for an aggregate of 90,500 shares of common stock at an average exercise price of $43.97 per share, and awarded non-employee Directors, under the terms of the 1993 Stock Option Plan for Non-Employee Directors, options for an aggregate of 6,000 shares of common stock at an average exercise price of $44.54 per share.

                             MANAGEMENT'S DISCUSSION
                     AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

Trenwick Group Inc. ("Trenwick") is a holding company whose principal subsidiary, Trenwick America Reinsurance Corporation ("Trenwick America Re") reinsures property and casualty risks written by U.S. insurance companies. Substantially all of Trenwick America Re's business is produced by reinsurance brokers. Trenwick America Re divides its business into three categories: treaty, special program and facultative. In addition, under a strategic reinsurance agreement with PXRE Reinsurance Company ("PXRE Re"), Trenwick America Re assumes approximately 15% of PXRE Re's property business.

OPERATING RESULTS

Trenwick's consolidated net income was $8.0 million or $1.18 per share in the third quarter of 1995 compared to $6.4 million or $.96 per share in the third quarter of 1994. Consolidated net income was $21.8 million or $3.26 per share for the nine months ended September 30, 1995 compared to $13.7 million or $2.04 per share for the same period in 1994. Fully diluted earnings per share were $1.01 and $2.80 in the third quarter and for the nine months ended September 30, 1995, respectively, compared to $.85 and $1.91 for the same periods in 1994. Consolidated net income for the nine months ended September 30, 1994 included after-tax claims and other costs associated with the Southern California earthquake of approximately $6.4 million.

Operating income (net income excluding after-tax realized investment gains and losses) was as follows (in thousands, except per share data):

                     Three Months Ended        Nine Months Ended
                        September 30,             September 30,
                   ----------------------    ----------------------
                     1995          1994         1995         1994
                   ---------    ---------    ---------    ---------
Operating income    $  7,871    $   6,402    $  21,617    $  13,666

Per Share:
  Primary           $   1.17    $     .96    $    3.23    $    2.05
  Fully diluted     $   1.00    $     .85    $    2.78    $    1.91


Realized after-tax investment gains in the third quarter and for the nine months ended September 30, 1995 were $85,000 and $183,000 or approximately $.01 and $.03 per share, respectively, compared to nominal realized after-tax investment losses for the nine months ended September 30, 1994.

PREMIUMS

Trenwick's net premiums written of $ 50.5 million for the third quarter 1995 represented a 38% increase over the same period in 1994. Net premiums written for the nine months ended September 30, 1995 of $150.4 million represented an increase of 46% compared to the same period in 1994. Trenwick's net premium growth in the third quarter and for the nine months ended September 30, 1995 resulted from increases in its casualty business of 59% and 64%, respectively, offset by decreases of 13% and 3% in its property business, for the respective periods. The distribution of the Company's net premiums written was as follows (in thousands):



                         Three Months Ended                     Nine Months Ended
                            September 30,                          September 30,
                  -------------------------------        --------------------------------
                     1995       1994     % Change         1995         1994      % Change
                  ---------   ---------  --------        ---------   ---------   --------
CASUALTY:
Treaty            $  23,667   $  15,164      56%         $  75,093   $  43,595       73%
Special Program      16,177       9,656      68             44,427      29,001       53
Facultative           1,333       1,091      22              4,471       3,062       46
                  ---------   ---------     ---          ---------   ---------      ---
                     41,177      25,911      59            123,991      75,658       64
                  ---------   ---------     ---          ---------   ---------      ---
PROPERTY:
Treaty                3,775       5,169     (27)            10,057      12,118      (17)
PXRE Re               5,503       5,442       1             16,330      15,221        7
                  ---------   ---------     ---          ---------   ---------      ---
                      9,278      10,611     (13)            26,387      27,339       (3)
                  ---------   ---------     ---          ---------   ---------      ---
Total             $  50,455   $  36,522      38%         $ 150,378   $ 102,997       46%
                  =========   =========     ===          =========   =========      ===


New casualty business increased 138% and 80% in the quarter and for the nine months ended September 30, 1995 over the same periods in 1994. New casualty business represented approximately 29% and 24% of total premium writings during those periods. Increases in participations in renewal transactions and growth in the original business written by several ceding companies ("continuing casualty business") increased 34% and 58% in the quarter and for the nine months ended September 30, 1995 over the same periods in 1994. Continuing casualty business represented 52% and 58% of the total premium writings during these periods. The Company's property business, representing 19% and 18% of total premium writings for the quarter and nine months, declined as a result of the non-renewal of certain national accounts. During 1995, the Company modified its process of estimating premiums from ceding companies, resulting in an accrual for unreported premiums written at September 30, 1995 of $15.6 million. These estimated premiums did not materially affect the Company's earnings in 1995.

UNDERWRITING EXPERIENCE

The combined ratio is one means of measuring the profitability of a property and casualty company. The combined ratio reflects underwriting experience, but does not reflect income from investments or provisions for income taxes. A combined ratio below 100% indicates profitable underwriting, and a combined ratio exceeding 100% indicates unprofitable underwriting. Although a reinsurer may have unprofitable underwriting results, the reinsurer may still be profitable because of investment income earned on the accumulated invested assets.

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the period indicated, together with Trenwick America Re's combined ratio calculated on a statutory basis:


                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                               -------------------             -------------------
                                               1995           1994             1995           1994
                                               ----           ----             ----           ----
Claims and claims expense ratio                59.8%          66.9%            65.0%          72.9%
                                               ----          -----             ----          -----
Expense ratio:
 Policy acquisition expense ratio              27.7           26.1             24.2           25.4
 Underwriting expense ratio                     7.5            7.5              6.9            8.3
                                               ----          -----             ----          -----
 Total expense ratio                           35.2%          33.6%            31.1%          33.7%
                                               ----          -----             ----          -----

Combined ratio (GAAP basis)                    95.0%         100.5%            96.1%         106.6%
                                               ----          -----             ----          -----
Trenwick America Re
 statutory combined ratio                      93.3%          99.9%            95.6%         105.9%
                                               ----          -----             ----          -----


For the three and nine months ended September 30, 1994, the company's claims ratio included approximately 4 and 9 percentage points, respectively, associated with claims arising from the Southern California earthquake. The Company does not anticipate any material adverse impact from the recent hurricane activity and has reduced to a nominal amount its estimate for claims associated with the Kobe earthquake.

INVESTMENT INCOME

Net investment income of $9.4 million increased 9% in the third quarter of 1995 compared to $8.6 million for the same period in 1994. Net investment income of $27.1 million increased 8% for the nine months ended September 30, 1995 compared to $25.1 million for the nine months ended September 30, 1994. Pre-tax yields on invested assets averaged 6.3% in 1995 compared to 6.5% in 1994.

The taxable and non-taxable components of the Company's net investment income were as follows (in thousands):


                                              Three Months Ended               Nine Months Ended
                                                 September 30,                   September 30,
                                             ---------------------          ----------------------
                                              1995           1994             1995          1994
                                             ------         ------          -------        -------
Taxable                                      $5,283         $4,435          $15,183        $12,585
Non-taxable                                   4,071          4,161           11,908         12,495
                                             ------         ------          -------        -------
                                             $9,354         $8,596          $27,091        $25,080
                                             ======         ======          =======        =======

Net investment income, after-tax             $7,334         $6,931          $21,309        $20,354
                                             ======         ======          =======        =======

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, Trenwick's consolidated investments and cash totaled $633.4 million, as compared to $551.8 million at December 31, 1994. At September 30, 1995, the fair value of the Company's fixed maturity portfolio exceeded amortized cost of $595 million by $14.9 million. However, at December 31, 1994, the amortized cost of the Company's fixed maturity portfolio exceeded the fair value by $14.4 million. The fair value of the Company's equity securities exceeded cost of $10.3 million by $2.3 million at September 30, 1995. At December 31, 1994, the cost of the Company's equity securities exceeded fair value by $.4 million.

As of September 30, 1995, Trenwick's consolidated stockholders' equity totaled $226.3 million or $34.85 per share, as compared to $188.2 million or $29.23 per share at December 31, 1994. The increase in consolidated stockholders' equity is due to earnings in the period and an increase in the market value of the Company's fixed maturity and equity investments since December 31, 1994. The change in unrealized gain or loss, relating to the Company's fixed maturity and equity investments, added $20.8 million, net of tax, or $3.21 per share to stockholders' equity, primarily as a result of the change in interest rates since December 31, 1994.

Statutory surplus of Trenwick America Re was $252.1 million as of September 30, 1995 compared to $236.1 million as of December 31, 1994.

Cash flow from operations of $55.5 million for the nine months ended September 30, 1995 increased approximately 33% compared to cash flow from operations of $41.7 million for the nine months ended September 30, 1994. The increase in cash flow from operations reflected the overall increase in premium writings partially offset by an increase in taxes and net losses paid in 1995 compared to 1994.

Trenwick declared a third quarter dividend of $.28 per share in 1995, compared to $.25 in the third quarter of 1994.

       PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

  a) Exhibits

       11.0  Computation of Earnings Per Share

       27.0  Financial Data Schedule

  b) Reports on Form 8-K

     None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TRENWICK GROUP INC.
                                        ----------------------------------------
                                         (Registrant)


  Date:  November 13, 1995               /s/   JAMES F. BILLETT, JR.
                                        ----------------------------------------
                                         James F. Billett, Jr.
                                         Chairman, President and
                                         Chief Executive Officer


  Date:  November 13, 1995               /s/     ALAN L. HUNTE
                                        ----------------------------------------
                                         Alan L. Hunte
                                         Vice President, Chief Financial Officer
                                         and Treasurer