Form 10-K
period 1995-12-31
TRENWICK GROUP INC
filed 1996-03-29
CIK 787952

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1995.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transition period                        to                       .

                         Commission file number 0-14737

                               TRENWICK GROUP INC.
             (Exact name of registrant as specified in its charter)



           Delaware                                06-1152790
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)


         Metro Center, One Station Place, Stamford, Connecticut  06902
         (Address of principal executive offices)               (Zip Code)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (203) 353-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:



                                                                  Name of each exchange
               Title of each class                                 on which registered
               -------------------                               ---------------------
        COMMON STOCK, $.10 PAR VALUE                         NASDAQ NATIONAL MARKET SYSTEM
6% CONVERTIBLE DEBENTURES DUE DECEMBER 15, 1999              NASDAQ NATIONAL MARKET SYSTEM
     PREFERRED STOCK PURCHASE RIGHTS


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X NO ---- ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [x]

     The aggregate market value on February 29, 1996 of the voting stock held by non-affiliates of the registrant was $302,039,981.

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:


          Class                     Outstanding at February 29, 1996
          -----                     --------------------------------
   Common Stock, $.10 par value                6,598,411



Certain information required by Items 1 through 8 of Form 10-K is incorporated by reference into Parts I and II hereof from the registrant's annual report to stockholders for the fiscal year ended December 31, 1995 and the information required by Items 10 through 13 of Form 10-K is incorporated by reference into
Part III hereof from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1995.

================================================================================

                              TRENWICK GROUP INC.

                               Table of Contents

                                                                                  Page
Item                                                                              Number
----                                                                              ------
                                     PART I

1.  Business ....................................................................    1
2.  Properties ..................................................................   17
3.  Legal Proceedings ...........................................................   17
4.  Submission of Matters to a Vote of Security Holders .........................   17



                                    PART II

 5.  Market for the Corporation's Common Stock and Related Stockholder Matters ..   18
 6.  Selected Financial Data ....................................................   19
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operation .......................................................   20
 8.  Financial Statements and Supplementary Data ................................   20
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure .......................................................   20


                                    PART III


10.  Directors and Executive Officers ...........................................   20
11.  Executive Compensation .....................................................   20
12.  Security Ownership of Certain Beneficial Owners and Management .............   20
13.  Certain Relationships and Related Transactions .............................   20



                                    PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .............   21

                                     PART I

ITEM 1.  BUSINESS

GENERAL BACKGROUND AND HISTORY

Trenwick Group Inc. is a holding company incorporated in the state of Delaware in 1985. Through its wholly owned subsidiary, Trenwick America Corporation, a Delaware corporation, Trenwick owns and operates Trenwick America Reinsurance Corporation, (Trenwick America Re), a Connecticut corporation. The term "Trenwick", as used herein, refers to Trenwick America Re in discussions of that company's reinsurance business and refers to Trenwick Group Inc. in all other circumstances. Trenwick America Corporation, which acquired Trenwick America Re in 1983, became a wholly owned subsidiary of Trenwick in 1985 as a result of a corporate restructuring. Trenwick also owns two inactive Bermuda subsidiaries.

Trenwick primarily provides reinsurance to insurers of property and casualty risks in the United States. Trenwick writes both treaty and facultative reinsurance but distinguishes conventional treaty underwriting from special program underwriting. Special program underwriting combines the actuarial analytical methods of treaty underwriting and the individual risk assessment skills of facultative underwriting. Like treaty reinsurance, special program reinsurance is written for a class of risk in which statistical methods are used to estimate future profitability. Like facultative underwriting, however, special program underwriting also relies on the analysis of the reinsured's risks themselves as well as insurance policy forms and rates.

Trenwick generally obtains all of its business through brokers and reinsurance intermediaries which seek its participation on reinsurance being placed for their customers. Reinsurance is provided both on an excess of loss and quota share basis, which in 1995 amounted to 66% and 34% of its business, respectively. In underwriting reinsurance, Trenwick does not target types of clients, classes of business or types of reinsurance. Rather, it selects transactions based upon the quality of the reinsured, the attractiveness of the reinsured's insurance rates and policy conditions and the adequacy of the proposed reinsurance terms.

LINES AND TYPES OF BUSINESS

Trenwick's net premiums written for its principal lines of business are set forth in the following table for the periods indicated.

                    NET PREMIUMS WRITTEN BY LINES OF BUSINESS
                                 (IN THOUSANDS)




                                              1995      1994      1993
                                              ----      ----      ----
Casualty
        Automobile Liability               $61,388   $38,323   $29,931
        Errors and Omissions                50,077    32,707    25,907
        General Liability                   20,819    17,910    16,626
        Products Liability                   3,101     2,966     2,984
        Medical Malpractice                  6,933     3,245     1,928
        Workers' Compensation                  873     1,079       871
        Other Casualty                      12,731     6,600     4,459
                                          --------  --------  --------
               Total Casualty              155,922   102,830    82,706
Property                                    41,240    36,805    18,686
                                          --------  --------  --------
Total                                     $197,162  $139,635  $101,392
                                          ========  ========  ========


The major portion of the reinsurance currently written by Trenwick is automobile liability, errors and omissions and general liability, which account for an aggregate of at least 64% of net premiums written in all years indicated. Virtually all casualty lines of business experienced growth in 1995 as a result of increased participations in renewal transactions, new business produced through brokerage sources and growth in the original business written by several ceding companies. In 1995, however, the amount of property business underwritten by Trenwick declined as a percentage of total net premiums written as a result of the non-renewal of certain national accounts. During 1995, the Company continued its strategic reinsurance agreement with PXRE Reinsurance Company (PXRE Re), assuming approximately 15% of PXRE Re's property business.

In 1995, 1994 and 1993, twelve programs underwritten by Trenwick accounted for approximately 52%, 51% and 53%, respectively, of gross premiums written. One ceding company accounted for 19%, 14% and 19% of gross premiums written for the years ended December 31, 1995, 1994 and 1993, respectively. The majority of this business has been in force since 1988 and involves working layer excess of loss automobile liability for trucking risks written by Canal Insurance Company, an established specialist in this line of business. Canal has an A.M. Best Company rating of "A+ (Superior)" and statutory capital and surplus at December 31, 1995 in excess of $236 million. Additionally, the company's reinsurance agreement with PXRE Re accounted for approximately 9%, 12% and 6%, respectively, of gross premiums written in years 1995, 1994 and 1993. Trenwick also obtained approximately 11% of gross premiums written in 1995 from Continental Casualty Company. Trenwick expects to renew these accounts for 1996. While Trenwick believes that the loss of any one of these accounts would have a material adverse effect on premiums written, Trenwick does not believe that such a loss would result in a concurrent material decrease in its earnings. Further, Trenwick believes that it would continue to underwrite new business to replace these accounts, in the event that they were non-renewed.

The table set forth below shows the distribution of net premiums written by Trenwick America Re by type of business.

                    NET PREMIUMS WRITTEN BY TYPE OF BUSINESS
                                 (IN THOUSANDS)




                       1995             1994           1993
                       ----             ----           ----
CASUALTY:
Treaty           $102,234   52%    $ 61,071   44%    $ 47,498     47%
Special Program    56,689   29       39,722   28       32,759     32
Facultative         6,035    3        4,149    3        3,943      4
                 --------   ---    --------   ---    --------     ---
                  164,958   84%     104,942   75%      84,200     83%
                 --------   ---    --------   ---    --------     ---

PROPERTY:
Treaty             13,024    6%      16,576   12%      11,042     11%
PXRE Re            19,180   10       18,117   13        6,150      6
                 --------   ---    --------   ---    --------     ---
                   32,204   16%      34,693   25%      17,192     17%
                 --------   ---    --------   ---    --------     ---
        Total    $197,162  100%    $139,635  100%    $101,392    100%
                 ========  ====    ========  ====    ========    ====


Treaty Reinsurance

Approximately 68% of Trenwick's net premiums written is currently represented by treaty reinsurance including PXRE Re business. Net treaty premiums written increased 40% in 1995, 48% in 1994 and 41% in 1993, respectively. In 1995, Trenwick wrote an aggregate of 137 treaties, as compared to 166 treaties in 1994 and 222 in 1993, on a quota share and excess of loss basis. Property treaties accounted for approximately 24% of Trenwick's treaty business in 1995 as compared to approximately 36% and 27% in years 1994 and 1993, respectively. Trenwick's commitment is currently limited to $ 2,000,000 per account on casualty business and $1,500,000 on property business. Larger commitments are subject to Trenwick's Underwriting Committee referral process.

Special Program Reinsurance

Special program reinsurance currently represents 29% of net premiums written. Special programs underwritten by Trenwick generally include specialty coverages and classes such as professional liability, directors' and officers' liability and other excess and surplus lines exposures. Special programs also encompass reinsurance of business written by managing general agents or alternative risk mechanisms other than insurance companies. Trenwick underwrites special programs both on a quota share and excess of loss basis. Similar to treaty reinsurance, the current commitment size is generally limited to $2,000,000 per account. Net premiums written in this line increased 43% in 1995, 21% in 1994 and 2% in 1993, respectively. The number of special program reinsurance contracts was 85 in 1995 as compared to 84 in 1994.

Facultative Reinsurance

Facultative writings, consisting entirely of casualty business, currently account for 3% of net premiums written. All facultative business is written on an excess of loss basis. The average gross limit provided by Trenwick is $638,000. Maximum facultative gross capacity per risk is $2,000,000. Trenwick retains the first $500,000 per transaction. In 1995, casualty facultative net premiums written represented by 318 contracts increased 45% when compared to 1994. In 1994, casualty facultative net premiums written represented by 215 contracts increased 5% when compared to 1993.

MARKETING

Trenwick generally obtains all its reinsurance business through reinsurance brokers which represent the ceding company in negotiations for the purchase of reinsurance. The process of effecting a brokered reinsurance placement typically begins when a ceding company enlists the aid of a reinsurance broker in structuring a reinsurance program. Often the ceding company and the broker will consult with one or more lead reinsurers as to the pricing and contract terms of the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the broker will offer participations to qualified reinsurers until the program is fully subscribed by reinsurers at terms agreed to by all parties.

Trenwick pays such intermediaries or brokers commissions representing negotiated percentages of the premium it writes. These commissions, which currently average 4%, constitute part of Trenwick's total acquisition costs and are included in its underwriting expenses. Brokers do not have the authority to bind Trenwick with respect to reinsurance agreements, nor does Trenwick commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by Trenwick.

In 1995, Trenwick's three largest broker sources accounted for 34%, 19% and 9%, respectively, of Trenwick's gross premiums written. In 1994, the three largest broker sources accounted for 29%, 15% and 12%, respectively. These three brokers are among the ten largest brokers in the reinsurance industry. Trenwick's concentration of business through a small number of sources is consistent with the concentration of the property and casualty broker reinsurance market, in which a majority of the business is written through the top ten brokers. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on the business and operations of Trenwick. Trenwick does not believe, however, that the loss of such business would have a long-term adverse effect because of Trenwick's competitive position within the broker reinsurance market and the availability of business from other brokers.

UNDERWRITING

Trenwick's underwriting philosophy emphasizes a transactional approach to underwriting in which any reinsurance transaction for any line of property or casualty business is considered on its own merits. The underwriter's primary objective is to assess the potential for an underwriting profit. The risk assessment process undertaken by Trenwick's underwriters involves a comprehensive analysis of historical data and estimates of future value of loss costs which may not be evident in the historical data. The factors which

Trenwick considers include the type of risk, details of the underlying insurance coverage provided, adequacy of pricing using actuarial analysis and the reinsurance terms and conditions. Before it agrees to participate in a transaction, Trenwick frequently conducts underwriting and claims audits of ceding companies to assist it in evaluating the information submitted by the ceding companies.

Trenwick's Underwriting Committee, composed of its most senior underwriters and Chief Actuary, is responsible for its underwriting policy and quality standards. The quality control process involves both pre-binding referral of individual transactions and post-binding internal audits of each underwriting department. The referral process provides a three-tiered system of checks and balances to reduce the potential for significant loss. Accounts displaying characteristics specified in Trenwick's Underwriting Policy Manual are subject to successive referral to the Department Manager, Underwriting Committee representatives, and in some cases, the Chief Executive Officer. The quality control process is supplemented by conducting periodic internal audits of each underwriting department to ensure compliance with underwriting policies and procedures.


COMPETITION


Trenwick competes with numerous major international and domestic reinsurance and insurance companies. These competitors, many of which have substantially greater financial and staff resources than Trenwick, include independent reinsurance companies, subsidiaries or affiliates of established insurance companies, reinsurance departments of certain commercial insurance companies and underwriting syndicates.

The reinsurance market has two basic segments: reinsurers that primarily obtain their business directly from insurers and those that primarily obtain business through reinsurance intermediaries or brokers. Although Trenwick generally obtains all of its business through reinsurance intermediaries or brokers, and therefore, competes directly with other reinsurers that obtain their business in this way, it also competes indirectly with reinsurers who obtain business directly from primary insurers because Trenwick's brokers must compete with direct reinsurers for business to be offered to Trenwick.

Competition in the types of reinsurance business which Trenwick underwrites is based on many factors, including the perceived overall financial strength of the reinsurer, rates charged, other terms and conditions, A.M. Best rating, service offered, speed of service (including claims payment) and perceived technical ability and experience of staff. The number of jurisdictions in which a reinsurer is licensed or authorized to do business is also a factor. Trenwick is licensed or otherwise authorized to conduct reinsurance business in every state and the District of Columbia.

The financial security of insurers and reinsurers has emerged as a key issue of the 1990's. To be accepted as a reinsurer by ceding companies and their brokers, a reinsurer must demonstrate higher levels of financial security and solvency than were previously required. Transactions tend to have fewer and larger participants, which may negatively affect the availability of underwriting opportunities. However, ceding companies have become more specialized, which management believes will favor reinsurers such as Trenwick which possess technical underwriting and risk assessment skills. The alternative risk segment of the market has grown, thereby removing some premiums from the traditional property and casualty primary insurance market. Alternative risk mechanisms, which depend more heavily on reinsurance than the traditional companies they have replaced, have created new opportunities for specialized reinsurers.

Trenwick's management believes that the reinsurance industry, including the intermediary market, will continue to undergo further consolidation and that size and financial strength will continue to be significant factors in effective competition. Trenwick's statutory surplus was $258 million at December 31, 1995. Based on the most recent information prepared by the Reinsurance Association of America (RAA), this surplus placed Trenwick among the top eighteen ranked reinsurance companies and the top twelve reinsurers in the U.S. broker market, as measured by policyholder surplus, of those companies reporting to the RAA. The RAA is an industry organization of professional property and casualty reinsurers which, among other things, compiles data on reinsurers and their reinsurance operations.

Trenwick is rated "A+ (Superior)," the second-highest classification accorded by A.M. Best Company. A.M. Best Company is an independent insurance industry rating organization. The "A+ (Superior)" rating is assigned to those companies which in A.M. Best Company's opinion have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and which generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations. A.M. Best Company reviews its ratings at least annually and there is no assurance that Trenwick will be able to maintain its current rating. In 1996, Trenwick's Standard & Poor's Insurance Rating Services Claims-Paying Ability Rating was upgraded to "A+ (Good)".

CLAIMS ADMINISTRATION

Claims are managed by Trenwick's professional claims staff whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. In addition, the claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies. In certain instances, a claims audit may be performed prior to assuming reinsurance business as part of a comprehensive risk evaluation process.

UNPAID CLAIMS AND CLAIMS EXPENSES

Insurers and reinsurers establish claim and claim expense reserves representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. Claim and claim expense reserves have two components: case reserves, which are reserves for reported claims, and incurred but not reported ("IBNR") reserves, which are reserves for claims not yet reported. Significant periods of time may elapse between the occurrence of an insured claim, the reporting of the claims to the insurer and the reinsurer, the insurer's payment of that claim, and subsequent payments by the reinsurer.

Trenwick first establishes its case reserves for reported claims when it receives notice of the claim. It is Trenwick's policy to establish reserves for reported claims in an amount equal to the greater of the reserve recommended by the ceding company or the claim as estimated by Trenwick's claims personnel. Trenwick periodically conducts investigations to determine if the amount reserved by the ceding company is appropriate or should be adjusted. During the claim settlement period, which may be many years, additional facts regarding individual claims may become known. As Trenwick learns additional facts, it may become necessary to refine and adjust upward or downward the estimated reserves on a claim, and even then the ultimate net reserve may be less than or greater than the revised estimates. Trenwick does not discount any of its reserves for reported or unreported claims in any line of its business for anticipated investment income.

Trenwick uses a combination of actuarial methods to determine its IBNR reserves. These methods fall into two general categories: (1) methods by which ultimate claims are estimated based upon historical patterns of reported claim development experienced by Trenwick, as supplemented by reported industry data, and (2) methods in which the level of Trenwick's IBNR claim reserves are established based upon the IBNR claim reserves relative to earned premium of other reinsurers, applied by accident year, line of business and type of reinsurance (excess of loss versus quota share) written by Trenwick. Trenwick's reserve methods implicitly recognize the impact of inflation and other factors affecting claims payments by taking into account changes in historical payment patterns, the volume of business written, and trends in claim frequency and severity as reflected in Trenwick's reported claim activity. Due to the inherent uncertainties of estimating insurance company claim reserves, actual claims and claims expenses may deviate, perhaps substantially, from estimates of Trenwick's reserves reflected in Trenwick's consolidated financial statements. Trenwick's management believes that its claim reserve methods are reasonable and prudent and that Trenwick's reserves for claims and claims expenses at December 31, 1995 are adequate.

Trenwick's known exposure to environmental claims, including asbestos and pollution liability, is primarily associated with its participation in business written by its predecessor company between 1978 and 1983. Exposure to environmental claims on Trenwick's business written since 1983 is generally limited by exclusions on its own reinsurance contracts and also by exclusions on policies issued by ceding companies. Casualty business written in 1983 and prior is not material to Trenwick's overall book of business. As of December 31, 1995 outstanding claims including incurred but not reported claims for environmental liability were approximately $6.5 million, less than 2% of Trenwick's total net outstanding reserves. Under Trenwick's current interpretation of policy language, management does not believe that it has a material exposure to environmental claims that requires additional reserves beyond its current estimates.

The following table presents an analysis of gross and net unpaid claims and claims expenses and a reconciliation of beginning and ending gross and net unpaid claims and claims expense balances for 1995, 1994 and 1993. The gross unpaid claims and claims expense balances for December 31, 1995 and 1994 are reflected in Trenwick's consolidated balance sheet. The net unpaid claims and claims expense balances are stated on a net basis after deductions for reinsurance recoverable on unpaid claims and claims expenses from retrocessionaires.

            ANALYSIS OF ACTIVITY IN UNPAID CLAIMS AND CLAIMS EXPENSES
                                 (IN THOUSANDS)




                                                        1995               1994                1993
                                                        ----               ----                ----
                                                  Gross      Net     Gross      Net      Gross      Net
                                                  -----      ---     -----      ---      -----      ---
Unpaid claims and claims expenses,
 beginning of year                              $389,298  $294,008  $354,582  $268,091  $351,897  $266,685
Provision for claims and claims expenses:
 for claims incurred in the current year         135,013   115,133   115,348    93,287    86,051    75,100
 for claims incurred in prior years              (23,666)   (2,065)     (995)     (447)  (13,393)  (11,306)
                                                --------  --------  --------  --------  --------  --------
    Subtotal                                     111,347   113,068   114,353    92,840    72,658    63,794
                                                --------  --------  --------  --------  --------  --------

Payments for claims and claims expenses:
 for claims incurred in the current year         (18,849)  (18,271)  (21,007)  (14,623)  (10,715)  (10,128)
 for claims incurred in prior years              (69,922)  (61,804)  (58,630)  (52,300)  (59,258)  (52,260)
                                                --------  --------  --------  --------  --------  --------
    Subtotal                                     (88,771)  (80,075)  (79,637)  (66,923)  (69,973)  (62,388)
                                                --------  --------  --------  --------  --------  --------
Unpaid claims and claims expenses, end of year  $411,874  $327,001  $389,298  $294,008  $354,582  $268,091
                                                ========  ========  ========  ========  ========  ========
Reinsurance recoverable on unpaid claims
and claims expenses, end of year                          $ 84,873            $ 95,290            $ 86,491
                                                          ========            ========            ========


In 1995, 1994 and 1993, Trenwick recorded a decrease of $2,065,000, $447,000, and $11,306,000, respectively, in estimated net claims for claims occurring in prior accident years. The decrease over the last three years primarily reflects the favorable development of Trenwick's casualty business written primarily between accident years 1987 and 1993, partially offset by unfavorable development in accident year 1994. In 1995, Trenwick recorded a decrease of $23,666,000 in estimated gross claims for claims occurring in prior accident years. This decrease is primarily due to a refinement in Trenwick's reserving methods for casualty business written and a general improvement in experience indications. In 1993, Trenwick recorded a decrease of $13,393,000 in estimated gross claims occurring in prior accident years due to the favorable development of Trenwick's casualty business written primarily between accident years 1987 and 1993.

The following table presents the development of Trenwick's net unpaid claims and claims expenses for 1985 through 1995. The top line of the table shows the net unpaid claims and claims expenses at the balance sheet date for each of the indicated years. This reflects the net estimated amounts of claims and claims expenses for claims arising in that year and in all prior years that are unpaid at the balance sheet date, including claims that had been incurred but not yet reported to Trenwick. The upper portion of the table shows the net cumulative subsequently paid amounts as of successive years with respect to that liability. The middle portion of the table shows the net re-estimated amount of the previously recorded net unpaid claims and claims expenses based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the net re-estimated liability at each December 31 is less (greater) than the prior net liability estimate. The net "Cumulative Redundancy (Deficiency)" depicted in the table for any particular calendar year represents the aggregate change in the initial net estimates over all subsequent calendar years.

The lower portion of the table presents a reconciliation of the net unpaid claims and claims expenses as of the end of year with the related gross unpaid claims and claims expenses as of December 31, 1995, 1994, 1993, 1992 and 1991. Additionally, the table presents a reconciliation of the gross re-estimated unpaid claims and claims expenses as of the end of the latest re-estimation year, with separate disclosure of the related re-estimated reinsurance recoverable on unpaid claims and claims expenses. The "gross cumulative redundancy (deficiency)" depicted in the table for the calendar years 1994, 1993, 1992 and 1991 represents the aggregate change in the initial gross estimates over all subsequent calendar years.

                DEVELOPMENT OF UNPAID CLAIMS AND CLAIMS EXPENSES
                                 (in thousands)

                                            1995      1994       1993       1992       1991       1990       1989       1988
                                        --------  --------   --------   --------   --------   --------   --------   --------

Net unpaid claims and claims
expenses, end of year                   $327,001  $294,008   $268,091   $266,685   $258,774   $245,105   $214,391   $169,785

Cumulative Amount of net
Liability Paid as of:

 One year later                               --    61,804     52,300     52,260     44,930     42,234     29,407     19,983
 Two years later                              --        --     90,382     93,312     80,725     77,183     60,888     34,855
 Three years later                            --        --         --    118,345    111,225    102,590     84,283     53,243
 Four years later                             --        --         --         --    127,431    124,129    101,597     67,132
 Five years later                             --        --         --         --         --    134,657    116,047     77,922
 Six years later                              --        --         --         --         --         --    124,465     87,397
 Seven years later                            --        --         --         --         --         --         --     93,109
 Eight years later                            --        --         --         --         --         --         --         --
 Nine years later                             --        --         --         --         --         --         --         --
 Ten years later                              --        --         --         --         --         --         --         --

Net Liability Re-estimated as of:

 One year later                               --   291,943    267,644    255,379    253,781    238,324    206,724    163,848
 Two years later                              --        --    263,473    255,379    243,488    233,565    199,864    154,646
 Three years later                            --        --         --    252,458    243,586    223,417    196,232    150,470
 Four years later                             --        --         --         --    241,600    224,171    188,052    145,457
 Five years later                             --        --         --         --         --    223,172    189,148    137,426
 Six years later                              --        --         --         --         --         --    188,884    137,818
 Seven years later                            --        --         --         --         --         --         --    138,255
 Eight years later                            --        --         --         --         --         --         --         --
 Nine years later                             --        --         --         --         --         --         --         --
 Ten years later                              --        --         --         --         --         --         --         --

Net Cumulative Redundancy (Deficiency)
Amount of Original Liability                         2,065      4,618     14,227     17,174     21,933     25,507     31,530

Percentage                                               1%         2%         5%         7%         9%        12%        19%

Gross liability, end of year             411,874   389,298    354,582    351,897    332,503

Reinsurance recoverable                   84,873    95,290     86,491     85,212     73,729

Net liability, end of year               327,001   294,008    268,091    266,685    258,774

Gross re-estimated liability-latest                365,632    327,378    318,550    300,485

Re-estimated recoverable-latest                     73,689     63,905     66,092     58,885

Net re-estimated liability-latest                  291,943    263,473    252,458    241,600

Gross cumulative redundancy                         23,666     27,204     33,347     32,018


                DEVELOPMENT OF UNPAID CLAIMS AND CLAIMS EXPENSES
                                 (in thousands)

                                         1987(1)      1986(1)      1985(1)
                                        -------       ------       ------
Net unpaid claims and claims
expenses, end of year                $123,148     $ 99,144     $ 63,669

Cumulative Amount of net
Liability Paid as of:

 One year later                        21,086       46,885       12,573
 Two years later                       32,409       60,636       52,042
 Three years later                     40,285       67,093       60,539
 Four years later                      48,307       71,060       63,239
 Five years later                      53,827       74,390       65,350
 Six years later                       58,568       76,089       66,607
 Seven years later                     64,172       77,801       66,863
 Eight years later                     67,798       79,497       67,095
 Nine years later                          --       80,418       68,146
 Ten years later                           --           --       68,547

Net Liability Re-estimated as of:

 One year later                       123,978      107,025       73,852
 Two years later                      118,452      106,213       72,227
 Three years later                    109,536      104,273       76,267
 Four years later                     106,093      102,507       78,479
 Five years later                     102,436      101,524       78,709
 Six years later                       97,304      100,418       77,911
 Seven years later                     96,900       97,911       76,958
 Eight years later                     98,125       97,186       75,927
 Nine years later                          --      100,209       75,424
 Ten years later                           --           --       78,726

Net Cumulative Redundancy (Deficiency)
Amount of Original Liability           25,023       (1,065)     (15,057)

Percentage                                 20%          (1%)        (24%)

Gross liability, end of year

Reinsurance recoverable

Net liability, end of year

Gross re-estimated liability-latest

Re-estimated recoverable-latest

Net re-estimated liability-latest

Gross cumulative redundancy


(1) Includes reserves associated with a Bermuda reinsurance company which was sold by the Company in 1987 and as to which the Company no longer carries any reserves for outstanding claims liabilities.

In evaluating the information in the table above, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a claim determined in 1991 to be $150,000 was first reserved in 1985 at $100,000, the $50,000 deficiency (actual claim minus original estimate) would be included in the Cumulative Redundancy (Deficiency) in each of the years 1985-1991 shown on the preceding page. This table does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The trend depicted in the table indicates that net unpaid claims and claims expenses held December 31, 1994 have developed redundantly due to favorable developments for claims occurring in 1987 through 1994. The deficiencies shown in the table for the years 1985 and 1986 reflect adverse development for claims occurring during that period and are widespread throughout the industry. The industry factors which contributed to adverse claim developments during this period included inadequate premium levels and inadequate terms attributable to overly competitive market conditions. Trenwick's exposure to these unfavorable market conditions is limited by the insubstantial amount of premiums it wrote during this period.

RETROCESSION AGREEMENTS

Reinsurance companies enter into retrocessional agreements for the same reasons insurers seek reinsurance, including reduction of net liability on individual risks, protection against catastrophic losses and maintenance of acceptable ratios. Trenwick has various retrocessional facilities, all of which are on a treaty basis. These retrocessional facilities include one treaty for Trenwick's facultative casualty reinsurance business which applies on a risk or account basis and two for its treaty property business which protect it against multiple claims arising out of a single occurrence or event. As a result of these facilities, Trenwick's maximum retention generally does not exceed $500,000 per occurrence on facultative business and $2,000,000 per occurrence on property catastrophe business. Since 1989, Trenwick has purchased aggregated excess of loss ratio treaties from several reinsurers. These facilities provided Trenwick with a layer of protection against adverse results from primarily casualty business in excess of specified loss ratios.

Trenwick remains liable with respect to reinsurance ceded in the event that the retrocessionaire is unable to meet its obligations assumed under the reinsurance agreement. All retrocessionaires must be formally approved by Trenwick's Security Committee comprised of the Chief Executive Officer, as Committee Chairman, and the Chief Financial Officer. The Security Committee re-evaluates the financial condition of Trenwick's retrocessionaires at least annually. The evaluation process involves financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by Trenwick. Business may not be conducted with retrocessionaires who are not currently approved by the Security Committee.

Trenwick's principal retrocessionaires domiciled in the United States are Centre Reinsurance Company of New York, Continental Casualty Company, Kemper Reinsurance Company and National

Indemnity Company, which are each rated "A- (Excellent)" or better by A.M. Best Company. The principal retrocessionaires domiciled outside the United States are syndicates at Lloyds of London and Unionamerica Insurance Company, Limited. At December 31, 1995, Trenwick had no material uncollectible amounts due from its retrocessionaires.

INVESTMENTS

Trenwick's investments must comply and currently do comply with the insurance laws of the state of Connecticut, its domiciliary state, and of the other states in which Trenwick is licensed or authorized. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stock, real estate mortgages and real estate. The Investment Committee of Trenwick's Board of Directors oversees investments and sets procedures and guidelines for investment strategy. Trenwick's internal staff manages Trenwick's investments and utilizes the services of an investment adviser.

Trenwick invests in three types of structured securities, collateralized mortgage obligations (CMO), Commercial mortgage-back securities (CMBS) and asset-backed securities (ABS), each accounting for 16.3 %, 2.7 % and 4.5 %, respectively, of Trenwick's portfolio at December 31, 1995. CMOs consist of planned amortization classes (PACs) which have been constructed with a certain amount of call protection and CMOs that have lost their PAC protection (sometimes called "broken" or "busted" PACs), due to actual prepayments being significantly higher or lower than originally forecast. These agency backed CMOs are not subject to credit risk, as all holdings are backed indirectly or directly by the Federal government or one of its agencies. The material risk inherent to holding these CMOs is prepayment risk, which relates to the timing of cash flows that result from amortization, whether it accelerated, because of lower interest rates and therefore higher than expected prepayments, or decelerated, because of higher interest rates and therefore lower than expected prepayments. Changes in principal repayments could negatively affect investment income due to the timing of the reinvested funds.

CMBS are constructed primarily from the securitization of mortgages on commercial real estate and, lacking any agency backing, are inherently subject to credit risk. They also have an element of prepayment risk which is contingent on the structure of each security and its underlying collateral. The CMBS issues Trenwick has purchased have a rating of Aa or better from various Nationally Recognized Statistical Rating Organizations.

The asset-backed securities owned by Trenwick have credit card and auto receivables as collateral and are subject also to credit risk. These securities have less cash flow uncertainty than CMBS' and CMOs, because the issuer has the ability to add in new collateral should the asset-backed security experience faster prepayments, or in the event of default on the underlying collateral. The asset-backed securities owned by Trenwick are rated Aaa by Moody's Investors Service as of December 31, 1995.

Trenwick also invests in agency pass through securities which account for 3.4% of Trenwick's portfolio at December 31, 1995. As with CMOs, these securities are subject to prepayment risk.

The table below sets forth the distribution of Trenwick's investments at December 31, 1995 by type, maturity and quality rating.

                                   INVESTMENTS
                             (dollars in thousands)




                                                  AVERAGE   ESTIMATED
                                                  MATURITY    FAIR     AMORTIZED
                                                  IN YEARS    VALUE      COST
                                                  --------  ---------  ---------
TYPE
U.S. government bonds                                 3.6   $ 97,502   $ 94,024
Tax-exempt bonds(1)                                   5.1    318,590    308,909
Mortgage-backed and asset-backed securities           7.9    176,642    168,119
Debt securities issued by foreign governments         4.2      3,347      3,199
Public utilities                                      6.6      2,970      2,775
Corporate securities                                  5.1     33,994     32,245
Short-term securities                                  .3        480        480
                                                            --------   --------
Total fixed maturity investments                      5.6    633,525    609,751
Equity securities                                       -     13,419     10,507
Cash and cash equivalents                               -      6,760      6,760
                                                            --------   --------
Total investments and cash                                  $653,704   $627,018
                                                            ========   ========
MATURITY
Due in one year or less                                .5   $ 43,340   $ 42,725
Due in one year through five years                    2.8    247,192    239,710
Due after five years through ten years                6.7    299,494    284,759
Due after ten years                                  19.3     43,499     42,557
                                                           ---------  ---------
  Total fixed maturity investments                    5.6   $633,525   $609,751
                                                            =========  =========

QUALITY (FIXED MATURITY INVESTMENTS)
Aaa(2)-U.S. government bonds                                $ 97,502   $ 94,024
    Tax-exempt bonds                                         267,655    259,858
    Mortgage-backed and asset-backed securities              158,742    151,304
    Corporate securities                                       3,058      2,924
                                                            --------   --------
                                                             526,957    508,110
                                                            --------   --------
Aa(2)-Tax-exempt bonds                                        46,279     44,695
    Mortgage-backed securities                                14,780     13,815
    Corporate securities                                       5,384      5,150
                                                            --------   --------
                                                              66,443     63,660
                                                            --------   --------
A(2)-Tax-exempt bonds                                          4,656      4,356
   Mortgage-backed securities                                  3,120      3,000
   Debt securities issued by foreign governments               3,347      3,199
   Public utilities                                            2,970      2,775
   Corporate securities                                       25,552     24,171
                                                            --------   --------
                                                              39,645     37,501
                                                            --------   --------
Short-term securities                                            480        480
                                                            --------   --------
  Total fixed maturity investments                          $633,525   $609,751
                                                            ========   ========


(1) Tax-exempt bonds include $76,310,000 escrowed in U.S. Government Securities, $131,055,000 insured by Municipal Bond Investors Assurance Corporation, Financial Guaranty Insurance Company or AMBAC Indemnity Corporation, and $39,085,000 both escrowed and insured.

(2) Quality rating as assigned by Moody's Investors Service, Inc. for all except commercial mortgage-backed securities which are as assigned by Fitch Investors Service, Standard and Poor's or Duff and Phelps. Ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.

REGULATION

NAIC

The National Association of Insurance Commissioners ("NAIC") is an organization which assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. Trenwick is unable to predict what effect, if any, these developments may have on its operations and financial condition.
See Management's Discussion and Analysis of Financial Condition and Results of Operations.

RBC

The NAIC's initiative to establish minimum capital requirements, referred to as Risk Based Capital ("RBC"), for property and casualty companies was completed and adopted in 1993. This formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. The ratios calculated for Trenwick America Re exceeded all of the RBC trigger points at December 31, 1995. Trenwick believes its capital will continue to exceed these RBC capital and surplus requirements for the foreseeable future. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

State Insurance Regulation

The premium rates and policy terms of reinsurance agreements generally are not subject to regulation by any government authority. This contrasts with property and casualty insurance where the premium rates and policy terms are generally closely regulated by state insurance departments. As a practical matter, however, the premium rates charged by insurers may place a limit on the rates which can be charged by reinsurers.

The regulation and supervision to which Trenwick is subject relates primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of a reinsured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the reinsureds, and ultimately, their policyholders rather than their security holders. The Company believes that it is in compliance with all such regulations.

Trenwick America Re is subject to regulation under the insurance statutes and insurance holding company statutes of various states, including Connecticut, the domiciliary state of Trenwick America Re. These laws and regulations vary from state to state, but generally require an insurance holding company, and insurers and reinsurers that are subsidiaries of an insurance holding company, to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations.

State laws also require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer or its holding company and of certain significant intercorporate transfers of assets within the holding company structure. An investor who acquires securities (including Trenwick's convertible debentures) representing or convertible into more than 10% of the voting power of the securities of Trenwick would become subject to at least some of such regulations and would be subject to approval by the Connecticut Insurance Commissioner prior to acquiring such shares. Such investor would also be required to file certain notices and reports with the Commissioner prior to such acquisition.

Dividends

The principal source of cash for the payment of dividends by Trenwick is the receipt of dividends from Trenwick America Re. Under the Connecticut insurance laws and regulations, the maximum amount of shareholder dividends or other distributions that Trenwick America Re may declare or pay to the Company within any twelve month period, without the permission of the Connecticut Insurance Commissioner, is limited to the greater of 10% of policyholder surplus at December 31 of the preceding year, or 100% of net income excluding realized capital gains, for the twelve month period ending December 31 of the preceding year, both determined in accordance with statutory accounting practices. For the purpose of computing the limitation, carryforward provisions apply with respect to net income realized in the two previous calendar years which has not already been paid out as dividends. The maximum amount of dividends which could be paid by Trenwick America Re in 1996 without regulatory approval would be $50,757,000.

Investment Limitations

Connecticut Law contains rules governing the types and amounts of investments which are permissible for a Connecticut insurer or reinsurer, including Trenwick America Re. These rules are designated to ensure the safety and liquidity of the insurer's investment portfolio. In general, these rules only permit a Connecticut insurer to purchase investments which are interest bearing, interest accruing, entitled to dividends or otherwise income earning and not then in default in any respect, and the insurer must be entitled to receive for its exclusive account and benefit the interest or income accruing thereon. No security or investment is eligible for purchase at a price above its fair value or market value. In addition, these rules require investments by Trenwick to be diversified. Trenwick believes that it is in compliance with all applicable Connecticut insurance laws.

EMPLOYEES

At December 31, 1995, Trenwick employed a total of 74 persons. Trenwick has no employees represented by a labor union and believes that its employee relations are good.

ITEM 2.  PROPERTIES

Trenwick's offices in Stamford, Connecticut are occupied pursuant to a lease covering approximately 27,000 square feet of office space located at Metro Center, One Station Place. The lease expires on July 15, 1998.

ITEM 3.  LEGAL PROCEEDINGS

Trenwick is party to various legal proceedings generally arising in the normal course of its reinsurance business. Trenwick does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or business. Trenwick's subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their reinsurance business. Pursuant to Trenwick's reinsurance arrangements, disputes between Trenwick America Re and its ceding companies are generally required to be finally settled by arbitration.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.  MARKET FOR CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trenwick Common Stock is listed on the NASDAQ Stock Market under the ticker symbol TREN. Convertible Debentures are listed on NASDAQ as Trenwck 99 under the ticker symbol TRENG. There were 128 holders of record and in excess of 1,000 beneficial owners of Common Stock as of February 29, 1996. The other information called for by this item can be found in Note 14 of Notes to the Consolidated Financial Statements of Trenwick on Page 70 of the Annual Report to Stockholders and is incorporated herein by reference.

For a description of restrictions on Trenwick's ability to pay dividends, reference is made to Item 1. Business - Regulation, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of Notes to the Consolidated Financial Statements of Trenwick.

ITEM 6. SELECTED FINANCIAL
DATA


                                                        1995           1994          1993          1992       1991
                                                        ----           ----          ----          ----       ----
                                                             (in thousands except per share data)
INCOME STATEMENT DATA

Net premiums written                               $197,162       $139,635      $101,392      $ 81,883     $ 84,575
                                                   ========       ========      ========      ========     ========

Net premiums earned                                $177,394       $132,683      $ 93,180      $ 81,831     $ 87,189

Net investment income                                36,828         33,932        34,954        30,859       30,358

Net realized investment gains (losses)                  368           (196)        1,842           181          161

Service fees                                              -              -             -           206           77
                                                   --------       --------      --------      --------     --------

Total revenues                                     $214,590       $166,419      $129,976      $113,077     $117,785
                                                   ========       ========      ========      ========     ========

Net income                                         $ 29,841       $ 20,282      $ 23,739      $ 18,539     $ 18,598
                                                   ========       ========      ========      ========     ========
PER SHARE DATA

Primary earnings

 Net income                                        $   4.44       $   3.04      $   3.48      $   2.76     $   2.79
                                                   ========       ========      ========      ========     ========

 Weighted average shares outstanding                  6,723          6,670         6,831         6,728        6,660
                                                   ========       ========      ========      ========     ========

Fully diluted earnings (assuming conversion of dilutive convertible securities):

 Net income                                        $   3.80       $   2.78      $   3.12      $   2.75     $   2.79
                                                   ========       ========      ========      ========     ========

 Weighted average shares outstanding                  8,960          8,847         8,965         6,746        6,660
                                                   ========       ========      ========      ========      =======

Dividends                                          $   1.12       $   1.00      $    .86      $    .76     $    .63
                                                   ========       ========      ========      ========      =======

BALANCE SHEET DATA

Investments and cash                                $653,704       $551,784      $546,303      $500,359     $409,416

Total assets                                         820,930        727,245       700,407       652,473      538,137

Unpaid claims and claims expenses                    411,874        389,298       354,582       351,897      332,503

Notes payable                                              -              -             -             -       20,100

Convertible debentures                               103,500        103,500       103,500       103,500            -

Total stockholders' equity                           240,776        188,213       206,763       169,373      155,260

Shares of common stock outstanding                     6,590          6,440         6,583         6,510        6,480

Book value per share                                 $ 36.54       $  29.23       $ 31.41       $ 26.02     $  23.96

CERTAIN GAAP FINANCIAL RATIOS

Combined ratio                                         95.6%         103.2%        102.5%        112.3%       108.0%

Net premiums written to surplus ratio                0.82:1         0.74:1        0.49:1        0.48:1       0.54:1

Unpaid claims and claims expenses
to surplus ratio                                     1.71:1         2.07:1        1.71:1        2.08:1       2.14:1


The other information called for by this item can be found on Pages 29 through 71 of Trenwick's 1995 Annual Report to Stockholders under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for by this item can be found on Pages 29 through 40 of Trenwick's 1995 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item can be found on Pages 42 through 71 of Trenwick's Annual Report to Stockholders and to the items included in Item 14(a) of this report, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Incorporated by reference to the captions "Board of Directors", "Management", and "Executive Compensation" in the Proxy Statement for the Annual Meeting in 1996. ("Proxy Statement")

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the caption "Principal Stockholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) Documents

(1) & (2) The Financial Statements, Schedules and the Report of Independent Accountants on the Financial Statement Schedules, listed in the accompanying index on Page 28, are filed as part of this Report.

(3)  Exhibits

          3.1 Trenwick's Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to Trenwick's Registration Statement on Form S-1, File No. 33-5085.

          3.2 Certificate of Amendment of Trenwick's Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14737.

          3.3 Trenwick's By-laws. Incorporated by reference to Exhibit 3.2 to Trenwick's Registration Statement on Form S-1, File No. 33-5085.

          4.1 Rights Agreement dated as of November 2, 1989 between Trenwick and First Chicago Trust Company of New York. Incorporated by reference to Exhibit 4 to Trenwick's Form 8-A dated June 11, 1989, File No. 0-14737.

          4.2 Indenture dated as of December 28, 1992 between First National Bank of Chicago and Trenwick. Incorporated by reference to
                 Exhibit 4.2 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-14737.

         10.1- Trenwick Incentive Stock Option Plan, as amended through August 3, 1993. Incorporated by reference to Exhibit 10.1 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

          10.2 Incentive Stock Option Agreement between Trenwick and James F. Billett, Jr. Incorporated by reference to Exhibit 10.11 to Trenwick's Registration Statement on Form S-1, File No. 33-5085.

          10.3   Stock Option Agreement ("B Options") between Trenwick and James
                 F. Billett, Jr., as amended through November 14, 1995.

          10.4 Trenwick 1987 Stock Incentive Plan, as amended through August 3, 1993. Incorporated by reference to Exhibit 10.5 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

     - As required by Item 14, each of Exhibits 10.1 through 10.17 is hereby identified as a management contract or compensatory plan or arrangement.

          10.5 Form of Stock Option Agreement for executive officers (performance options). Incorporated by reference to Exhibit
                 10.32 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-14737.

          10.6 Form of Restricted Stock Agreement for executive officers. Incorporated by reference to Exhibit 10.31 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-14737.

          10.7 Trenwick 1989 Stock Plan, as amended through August 3, 1993. Incorporated by reference to Exhibit 10.8 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

          10.8 Form of Non-qualified Stock Option Agreement for executive officers. Incorporated by reference to Exhibit 10.36 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14737.

          10.9   Trenwick 1993 Stock Option Plan. Incorporated by reference to
                 Exhibit 10.1 to Trenwick's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 0-14737.

          10.10 Form of 1993 Stock Option Plan Non-qualified Stock Option Agreement for executive officers. Incorporated by reference to
                 Exhibit 10.11 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

          10.11 Trenwick 1993 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.2 to Trenwick's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 0-14737.

          10.12 Trenwick Near Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.10 to Trenwick's Registration Statement on Form S-1, File No. 33-5085.

          10.13 Trenwick Unfunded Supplemental Executive Retirement Plan, as amended through December 14, 1993. Incorporated by reference to
                 Exhibit 10.14 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

          10.14 Leased Automobile Policy for executive officers. Incorporated by reference to Exhibit 10.15 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

          10.15 Description of life insurance and long-term disability insurance coverage for executive officers. Incorporated by reference to Exhibit 10.16 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

          10.16 Trenwick Directors Deferred Compensation Plan. Incorporated by reference to Exhibit 10.17 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

          10.17 Description of Trenwick Directors Retirement Plan. Incorporated by reference to Exhibit 10.18 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

          10.18 Commercial Real Estate Lease Agreement between Trenwick and One Station Place, Limited Partnership dated July 15, 1988. Incorporated by reference to Exhibit 10.33 to Trenwick's Annual Report on Form 10-K for year ended December 31, 1988, File No. 0-14737.

          10.19 Aggregate Excess of Loss Reinsurance Agreement between Trenwick and National Indemnity Company dated December 31, 1984 and amendment thereto. Incorporated by reference to Exhibit 10.29 to Trenwick's registration statement on Form S-1, File No. 33-5085.

          10.20 Automobile Liability First Excess of Loss/Quota Share Reinsurance Agreement between Trenwick and the Canal Insurance Company/Canal Indemnity Company.*

          10.21 Interests and Liabilities Agreement between Trenwick and Kemper Reinsurance Group and participants thereon.*

          10.22 Aggregate Excess of Loss Ratio Cover between Trenwick and Continental Casualty Company.*

          10.23 Property Catastrophe Treaty between Trenwick and numerous reinsurers.*

          10.24 Special Catastrophe Excess of Loss Reinsurance Agreement Placement Slip between Trenwick and each of Continental Casualty Company, Zurich Reinsurance Company of New York, Folksamerica Reinsurance Company, and Kemper Reinsurance Company.*

          10.25 Property Quota Share Retrocession Placement Slip between Trenwick and each of Toa-Re Insurance Co. (U.K.) Ltd. and Underwriters at Lloyd's.*

          10.26 Property Pro Rata Retrocessional Agreement between PXRE Reinsurance Company and Trenwick. Incorporated by reference to
                 Exhibit 10.24 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14737.

             * Incorporated by reference to Exhibits 10.40 through and including 10.45 to Amendment No. 1 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission on December 8, 1992, File No. 0-14737.

          10.27 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York. Incorporated by reference to Exhibit 10.28 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

          10.28 1995 Property Catastrophe Treaty between Trenwick and numerous reinsurers.

          10.29 1995 Special Catastrophe Excess of Loss Reinsurance Agreement between Trenwick and Zurich Reinsurance Company of New York and Kemper Reinsurance Company.

          10.30 1995 First Facultative Casualty Excess of Loss Reinsurance Agreement between Trenwick and numerous reinsurers.

          11.0 Computation of Earnings Per Share. Reference is made to page 27 of this report.

          12.0   Computation of Ratios.

          13.0 Trenwick's 1995 Annual Report to Stockholders. Such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K.

          21.0   List of Subsidiaries.

          23.0   Consent of Price Waterhouse LLP.

          27.0   Financial Data Schedule.

          28.0 Information from reports furnished to state insurance regulatory authorities.



(B) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TRENWICK GROUP INC.
                                  (Registrant)


                            By JAMES F. BILLETT, JR.
                               ------------------------
                              James F. Billett, Jr.
                             Chairman, President and
                             Chief Executive Officer

Dated:  March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                       Date
---------                        -----                       ----

JAMES F. BILLETT, JR.            Chairman of the Board,      March 29, 1996
-----------------------          President and Chief
 James F. Billett, Jr.           Executive Officer and
                                 Director (Principal
                                 Executive Officer)



ALAN L. HUNTE                    Vice President and          March 29, 1996
-----------------------          Treasurer (Principal
 Alan L. Hunte                   Financial Officer and
                                 Accounting Officer)



ANTHONY S. BROWN                 Director                    March 29, 1996
-----------------------
 Anthony S. Brown

DONALD E. CHISHOLM               Director                    March 29, 1996
-----------------------
 Donald E. Chisholm



NEIL DUNN                        Director                    March 29, 1996
-----------------------
 Neil Dunn



ALAN R. GRUBER                   Director                    March 29, 1996
-----------------------
 Alan R. Gruber



P. ANTHONY JACOBS                Director                    March 29, 1996
-----------------------
 P. Anthony Jacobs




HERBERT PALMBERGER               Director                    March 29, 1996
----------------------
 Herbert Palmberger



JOSEPH D. SARGENT                Director                    March 29, 1996
----------------------
 Joseph D. Sargent



FREDERICK D. WATKINS             Director                    March 29, 1996
----------------------
 Frederick D. Watkins



STEPHEN R. WILCOX                Director                    March 29, 1996
----------------------
 Stephen R. Wilcox

                               TRENWICK GROUP INC.
       ITEM 14.(A)(3) - Exhibit 11.0 -- COMPUTATION OF EARNINGS PER SHARE
                    (in thousands, except per share amounts)





                                                     Year Ended December 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                     ----      ----      ----
PRIMARY

Average shares outstanding                          6,482     6,458     6,536

Weighted average shares of common stock
    equivalents associated with
    stock options, net                                241       212       295
                                                  -------   -------   -------
Total                                               6,723     6,670     6,831
                                                  =======   =======   =======

Net income                                        $29,841   $20,282   $23,739
                                                  =======   =======   =======

PER SHARE AMOUNT                                    $4.44     $3.04     $3.48
                                                  =======   =======   =======

FULLY DILUTED

Average shares outstanding                          6,482     6,458     6,536

Weighted average shares of common stock
    equivalents associated with
    stock options, net                                344       255       295

Assumed conversion of 6% convertible debentures     2,134     2,134     2,134
                                                  -------   -------   -------

Total                                               8,960     8,847     8,965
                                                  =======   =======   =======

Net income                                        $29,841   $20,282   $23,739

Add 6% convertible conversion debenture interest
    net of federal income tax effect                4,216     4,270     4,228
                                                  -------  --------    -------

Total                                             $34,057   $24,552   $27,967
                                                  =======   =======   =======

PER SHARE AMOUNT                                    $3.80     $2.78     $3.12
                                                  =======  ========   =======

                      TRENWICK GROUP INC. AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                     Pages
Financial Statements:



  Consolidated Balance Sheet at December 31, 1995 and 1994 ......     *

  Consolidated Statement of Income
      for the three years ended December 31, 1995 ...............     *

  Consolidated Statement of Changes in Stockholders' Equity
      for the three years ended December 31, 1995 ...............     *

  Consolidated Statement of Cash Flows
      for the three years ended December 31, 1995 ...............     *

  Notes to Consolidated Financial Statements ....................     *

  Report of Independent Accountants
  on Consolidated Financial Statements ..........................     *


  Financial Statement Schedules:

          III-Condensed Financial Information of Registrant .....  S-1/S-2

          X-Supplemental Information Concerning Casualty/Property
          Reinsurance Operations ................................   S-2

  Report of Independent Accountants on Financial Statement
    Schedules ...................................................   S-3



   * Incorporated by reference to Trenwick's 1995 Annual Report to Stockholders.


Schedules other than those listed above are omitted since they are either not required or are not applicable or the information required is presented in the consolidated financial statements, including the notes thereto.

                      TRENWICK GROUP INC. AND SUBSIDIARIES
           SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      BALANCE SHEET -- PARENT COMPANY ONLY

                                                          December 31,
                                                  --------------------------
                                                   1995                 1994
                                                         (in thousands)
Assets:
   Investments in consolidated subsidiaries              $323,221  $272,925
   Fixed maturity investments available for sale
   at fair value (amortized cost:  $14,786 and $14,779)    15,027    14,092
   Cash and cash equivalents                                1,323       213
   Deferred debt issuance costs                             1,281     1,557
   Due from consolidated subsidiaries                       3,132     2,104
   Net deferred income taxes                                   81       608
   Other assets                                               487       490
                                                         --------  --------

   Total assets                                          $344,552  $291,989
                                                         ========  ========

Liabilities:
  Convertible debentures                                 $103,500  $103,500
   Other liabilities                                          276       276
                                                         --------  --------

   Total liabilities                                      103,776   103,776

Stockholders' equity                                      240,776   188,213
                                                         --------  --------

   Total liabilities and stockholders' equity            $344,552  $291,989
                                                         ========  ========


                   STATEMENT OF INCOME -- PARENT COMPANY ONLY


                                                Year ended December 31,
                                             ------------------------------
                                             1995            1994      1993
                                             ----            ----      ----
                                                       (in thousands)
Revenues:
    Consolidated subsidiary dividends    $  9,500        $  9,400   $11,000
    Net investment income                     940           1,001     1,217
    Net realized investment gains               -              90         -
                                         --------        --------    -------

    Total revenues                         10,440          10,491    12,217

Interest and operating expenses             6,486           6,469     6,454
                                         --------        --------   -------

Income before income taxes                  3,954           4,022     5,763
Income taxes                               (1,954)         (1,738)   (1,956)
                                         --------        ---------  --------

Income before equity in undistributed
    income of consolidated subsidiaries     5,908           5,760     7,719
Equity in undistributed income of
    consolidated subsidiaries              23,933          14,522    16,020
                                         --------         --------  -------

Net income                                $29,841         $20,282   $23,739
                                          =======         =======   =======

                      TRENWICK GROUP INC. AND SUBSIDIARIES
           SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENT OF CASH FLOWS -- PARENT COMPANY ONLY



                                                           Year ended December 31,
                                                      ----------------------------------
                                                         1995           1994        1993
                                                         ----           ----        ----
                                                                   (in thousands)
Cash flows from operating activities:
   Dividends and net investment income received      $ 10,436        $ 9,949     $14,015
   Interest and operating expenses paid                (5,678)        (5,827)     (5,635)
   Income taxes received                                2,116          2,377         572
                                                     --------        -------     -------

   Cash provided by operating activities                6,874          6,499       8,952
                                                     --------        -------     -------
Cash flows for investing activities:
   Sales of fixed maturity investments                      -          5,280           -
   Advances to subsidiaries                                 -              -      (4,610)
                                                     --------        -------     -------
   Cash provided by (used for) investing activities         -          5,280      (4,610)
                                                     --------        -------     -------

Cash flows for financing activities                    (5,764)       (12,294)     (5,126)
                                                     --------        -------     -------
Net increase (decrease) in cash and cash equivalents    1,110           (515)       (784)
Cash and cash equivalents, beginning of year              213            728       1,512
                                                     --------        -------     -------

Cash and cash equivalents, end of year               $  1,323        $   213     $   728
                                                     ========        =======     =======




SCHEDULE X -- SUPPLEMENTAL INFORMATION CONCERNING CASUALTY/PROPERTY REINSURANCE OPERATIONS



                                                      Year ended December 31,
                                                 ----------------------------------
                                                         1995           1994       1993
                                                         ----           ----       ----
                                                                   (in thousands)
Claims and claims expenses incurred related to:
 Current year                                        $115,133        $93,287     $75,100
 Prior years                                           (2,065)          (447)    (11,306)
                                                     --------         ------     -------

                                                     $113,068        $92,840     $63,794
                                                     ========        ========    =======

Claims and claims expenses paid                      $ 80,075        $66,923     $62,388
                                                     ========        ========    =======



Note: All other information required by Schedule X is included in the financial statements including the notes thereto. Certain reclassifications have been made to the 1993 presentation to conform with the 1995 presentation.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
Trenwick Group Inc.


Our audits of the consolidated financial statements referred to in our report dated January 31, 1996 appearing on Page 41 of the 1995 Annual Report to Stockholders of Trenwick Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14
(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP

New York, New York
January 31, 1996

                               TRENWICK GROUP INC
                           CONSOLIDATED BALANCE SHEET

                                                                                   December 31,
                                                                               --------------------
                                                                                 1995         1994
                                                                              (dollars in thousands)
        Assets
        ------

Fixed maturity investments available for sale at
 fair value (amortized cost: $609,751and $546,620)                           $633,525     $532,248
Equity securities available for sale at
 fair value (cost: $10,507 and $10,181)                                        13,419        9,752
Cash and cash equivalents                                                       6,760        9,784
                                                                             --------     --------

  Total investments and cash                                                  653,704      551,784

Accrued investment income                                                      10,198       10,332
Receivables from ceding insurers                                               48,979       27,798
Reinsurance recoverable balances, net                                          68,449       87,972
Deferred policy acquisition costs                                              16,725       10,691
Net deferred income taxes                                                      13,585       28,855
Other assets                                                                    9,290        9,813
                                                                             --------     --------

  Total assets                                                               $820,930     $727,245
                                                                             ========     ========

     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
 Unpaid claims and claims expenses                                           $411,874     $389,298
 Unearned premium income                                                       56,050       36,306
 Convertible debentures                                                       103,500      103,500
 Other liabilities                                                              8,730        9,928
                                                                             --------     --------
  Total liabilities                                                           580,154      539,032
                                                                             --------     --------

Stockholders' equity:
Preferred stock, $.10 par value,
 1,000,000 shares authorized; none outstanding                                      -            -
 Common stock, $.10 par value, 15,000,000 shares
 authorized; 6,590,411 and 6,440,123 shares outstanding                           659          644
Additional paid-in capital                                                     89,920       86,491
Retained earnings                                                             133,949      111,395
Net unrealized appreciation (depreciation) of
 investments, net of income taxes                                              17,346       (9,621)
Deferred compensation under stock award plan                                   (1,098)        (696)
                                                                             ---------    --------

  Total stockholders' equity                                                  240,776      188,213
                                                                             --------     --------
  Total liabilities and stockholders' equity                                 $820,930     $727,245
                                                                             ========     ========



        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC
                        CONSOLIDATED STATEMENT OF INCOME




                                                                   Year Ended December 31,
                                                           ------------------------------------
                                                               1995          1994          1993
                                                               ----          ----          ----
                                                           (in thousands except per share data)
Revenues:
 Net premiums earned                                       $177,394      $132,683      $ 93,180
 Net investment income                                       36,828        33,932        34,954
 Net realized investment gains (losses)                         368          (196)        1,842
                                                           --------      --------      --------

   Total revenues                                           214,590       166,419       129,976
                                                          ---------      --------      --------

Expenses:
 Claims and claims expenses incurred                        113,068        92,840        63,794
 Policy acquisition costs                                    44,024        33,799        21,467
 Underwriting expenses                                       12,589        10,276        10,270
 Interest expense                                             6,496         6,469         6,486
                                                           --------      --------      --------

   Total expenses                                           176,177       143,384       102,017
                                                           --------      --------      --------

Income before income taxes                                   38,413        23,035        27,959
Income taxes                                                  8,572         2,753         4,220
                                                           --------      --------      --------

     Net income                                            $ 29,841      $ 20,282      $ 23,739
                                                           ========      ========      ========

PRIMARY EARNINGS PER SHARE                                 $   4.44      $   3.04      $   3.48
                                                           ========      ========      ========

 Weighted average shares outstanding                          6,723         6,670         6,831
                                                           ========      ========      ========

FULLY DILUTED EARNINGS PER SHARE
(assuming conversion of convertible debentures as of
the date of issuance)                                      $   3.80      $   2.78      $   3.12
                                                           ========      ========      ========

 Weighted average shares outstanding                          8,960         8,847         8,965
                                                           ========      ========      ========

Dividends per common share                                 $   1.12      $   1.00      $    .86
                                                           ========      ========      ========


        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                              Year Ended December 31,
                                                         ----------------------------------
                                                             1995         1994         1993
                                                             ----         ----         ----
                                                                 (dollars in thousands)
Stockholders' equity, beginning of year                  $188,213     $206,763     $169,373

Common stock, $.10 par value, and additional paid-in capital:

Exercise of employer stock options
 (132,040, 49,050 and 72,000 shares)                        1,657          759        1,022
Income tax benefit resulting from
 excess compensation expenses allowable
 for income tax purposes                                      987          142          705
Restricted common stock awarded
 (21,304, 4,871and 10,184 shares)                             933          168          491
Restricted common stock awards cancelled
 (2,359 and 4,102 shares)                                       -          (76)        (120)
Common stock purchased and retired
 (3,056, 194,233 and 5,207 shares)                           (134)      (6,590)        (252)

Retained earnings:

Net income                                                 29,841       20,282       23,739
Cash dividends                                             (7,287)      (6,463)      (5,627)

Net unrealized appreciation (depreciation) of investments available for sale:

Change in unrealized appreciation (depreciation)           41,487      (41,558)      26,757
Change in applicable deferred income taxes                (14,519)      14,545       (9,365)

Deferred compensation under stock award plan:

Restricted common stock awarded                              (933)        (168)        (491)
Restricted common stock awards cancelled                        -           76          120
Compensation expense recognized                               531          333          365

Note receivable on stock purchases - collection of note         -            -           46
                                                         --------     --------     --------

Stockholders' equity, end of year                        $240,776     $188,213     $206,763
                                                         ========     ========     ========



        The accompanying notes are an integral part of these statements.

                              TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS





                                                            Year Ended December 31,
                                                      ------------------------------------
                                                           1995            1994       1993
                                                           ----            ----       ----
                                                                      (in thousands)
Cash flows from operating activities:
 Premiums collected                                    $144,996        $117,360   $ 79,781
 Ceded premiums paid                                     (7,908)         (5,440)   (12,715)
 Claims and claims expenses paid                        (89,487)        (79,216)   (68,996)
 Claims and claims expenses recovered                     7,942          11,972      8,896
 Underwriting expenses paid                             (11,008)         (8,381)    (9,268)
                                                       --------        --------    -------

 Cash provided by (used for) underwriting activities     44,535          36,295     (2,302)
 Net investment income received                          38,829          33,952     35,652
 Interest and other expenses paid                        (6,239)         (6,231)    (6,000)
 Income taxes paid                                       (9,681)         (3,194)    (3,572)
                                                       --------        --------    -------

  Cash provided by operating activities                  67,444          60,822     23,778
                                                       --------        --------    -------

Cash flows for investing activities:
 Purchases of fixed maturity investments               (163,262)       (192,962)  (110,392)
 Sales of fixed maturity investments                     43,859          87,090     23,700
 Maturities of fixed maturity investments                55,600          70,967     70,608
 Purchases of equity securities                            (326)        (10,181)         -
 Sales of equity securities                                  37              60          -
 Additions to premises and equipment                       (612)           (123)      (138)
                                                       --------        --------    -------

  Cash used for investing activities                    (64,704)        (45,149)   (16,222)
                                                       --------        --------    -------

Cash flows for financing activities:
 Issuance of common stock                                 1,657             759      1,022
 Repurchase of common stock                                (134)         (6,590)      (252)
 Dividends paid                                          (7,287)         (6,463)    (5,627)
 Debt issuance costs paid                                     -               -       (314)
 Collection of note receivable on stock purchase              -               -         46
                                                       --------        --------    -------

  Cash used for financing activities                     (5,764)        (12,294)    (5,125)
                                                       --------        --------    -------

(Decrease) increase in cash and cash equivalents         (3,024)          3,379      2,431

Cash and cash equivalents, beginning of year              9,784           6,405      3,974
                                                       --------        --------    -------

Cash and cash equivalents, end of year                 $  6,760        $  9,784   $  6,405
                                                       ========        ========    =======



        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


               The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of significant accounting policies.


               CONSOLIDATED FINANCIAL STATEMENTS

               The consolidated financial statements include the accounts of Trenwick Group Inc. (Trenwick) and its subsidiaries.

               INVESTMENTS AND CASH EQUIVALENTS

               The Company has classified all of its fixed maturity investments and equity securities as "available for sale" and reported them at fair value with net unrealized gains and losses included in stockholders' equity, net of related deferred income taxes. The fair value of fixed maturity investments and equity securities is estimated using quoted market prices or broker dealer quotes. Cash equivalents represent investments with maturities at date of purchase of three months or less and are carried at cost which approximates fair value.

               Realized gains or losses on disposition of investments are determined on the basis of the specific identification method. Investment income consisting of dividends and interest, net of investment expenses, is recognized in income when earned. The amortization of premiums and accretion of discount for fixed maturity investments is computed utilizing the interest method. Anticipated prepayments and expected maturities are used in applying the interest method for structured securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. That adjustment is included in net investment income.

               REVENUES

               Insurance premiums are earned on a pro rata basis over the related contract period, which is generally one year. Unearned premium income represents the portion of premiums applicable to the unexpired portion of premium coverage with renewal dates later than year end. Premiums on significant contracts are accrued on an estimated basis throughout the term of such contracts. These estimates may change in the near term.

               POLICY ACQUISITION COSTS

               Policy acquisition costs are stated net of policy acquisition costs ceded and consist of commissions and brokerage expenses incurred at policy or contract issue date. These costs vary with, and are primarily related to, the acquisition of business and are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.

               RESERVE FOR UNPAID CLAIMS AND CLAIMS EXPENSES

               Claims are recorded as incurred so as to match such costs with premiums over the contract periods. The amount provided for unpaid claims consists of any unpaid reported claims and estimates for incurred but not reported claims, net of salvage and subrogation. The estimates for claims incurred but not reported were developed based on Trenwick's historical claims experience and an actuarial evaluation of expected claims experience. Insurance liabilities are necessarily based on estimates and the ultimate liability may vary from such estimates. Any adjustments to these estimates are reflected in income when known.

               INCOME TAXES

               Income taxes are provided based on income reported in the financial statements. Deferred income taxes are provided based on an asset and liability approach which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

               STOCK BASED COMPENSATION

               The Company grants stock options for a fixed number of common shares to employees with an exercise price equal to the market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants.

               EARNINGS PER SHARE

               Primary earnings per share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Primary weighted average shares outstanding are adjusted to reflect as outstanding, throughout each year presented, common stock equivalents pursuant to the assumed exercise of stock options. Fully diluted earnings per share are computed based on the assumption that the convertible debentures are converted into common shares as of the date of issuance.


               PREMISES AND EQUIPMENT

               Premises and equipment, including leasehold improvements, are recorded at cost and are amortized or depreciated using the straight-line method over their useful lives, which range from three to ten years.

               DEBT ISSUANCE COSTS

               Debt issuance costs associated with the December 18, 1992 issuance of convertible debentures are being amortized over the term of the related debt using the interest method. Unamortized costs applicable to debentures converting to common stock will be charged to common stock at the time of any conversion.

               RECLASSIFICATION

               Certain items in the financial statements have been reclassified to conform with the 1995 presentation.

NOTE 2   FAIR VALUE OF FINANCIAL INSTRUMENTS

               Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. In the event that quoted market prices were not available, fair values X are based on estimates using discounted cash flow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of the amount and timing of future cash flows. These fair value estimates may vary in the near term.

               The following table presents in summary form the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994:



                                         1995             1994              RELATED
                                   ---------------  ---------------         FOOTNOTE
                                   CARRYING  FAIR    CARRYING  FAIR         CROSS
                                   AMOUNT    VALUE   AMOUNT    VALUE        REFERENCE
                                   --------  -----   --------  -----        ---------
                                        (in thousands)

     ASSETS:

     Fixed maturity investments    $633,525  $633,525  $532,248  $532,248  Notes 1 & 3
     Equity securities               13,419    13,419     9,752     9,752  Notes 1 & 3
     Cash and cash equivalents        6,760     6,760     9,784     9,784  Note 1
     Accrued premiums                38,794    37,400    15,700    14,800  Note 9
     Investment in Investors
     Insurance Holding
     Corporation                      6,300     6,300     6,300     6,300  Note 4

     LIABILITIES AND
     STOCKHOLDERS' EQUITY:

     Convertible debentures        $103,500  $121,600  $103,500  $102,500  Note 7


NOTE 3   INVESTMENTS


          The estimated fair values and amortized cost of fixed maturity investments and equity securities are as follows:



                                                                   1995                      1994
                                                -----------------------    ----------------------
                                                ESTIMATED     AMORTIZED    ESTIMATED    AMORTIZED
                                                     FAIR          COST         FAIR         COST
               (in thousands)                       VALUE                      VALUE
                                                ---------     ---------    ---------    ---------

               U.S. Treasury securities
                and obligations of
                U.S. government
                corporations and agencies        $ 97,502    $ 94,024       $109,212     $115,008
               Obligations of states and
                political subdivisions            318,590     308,909        271,994      276,027
               Mortgage-backed and
                asset-backed securities           176,642     168,119        111,123      113,017
               Debt securities issued by
                foreign governments                 3,347       3,199          3,072        3,238
               Public utilities                     2,970       2,775          2,505        2,750
               Corporate securities                33,994      32,245         33,912       36,150
               Short-term securities                  480         480            430          430
                                                  -------    --------       --------     --------
               Total fixed maturity
                investments                       633,525     609,751        532,248       546,620
               Equity securities                   13,419      10,507          9,752        10,181
                                                  -------    --------       --------      --------
               Total                             $646,944    $620,258       $542,000      $556,801
                                                 ========    ========       ========      ========

               The estimated fair value and amortized cost of fixed maturity investments at December 31, 1995 are shown below by contractual or expected maturity periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities for mortgage-backed and asset-backed securities are calculated using expected maturity dates, adjusted for anticipated prepayments.


                                                        ESTIMATED     AMORTIZED
                                                             FAIR          COST
               (in thousands)                               VALUE
                                                        ---------     ---------
               Due in one year or less                   $ 43,340      $ 42,725
               Due after one year through five years      247,192       239,710
               Due after five years through ten years     299,494       284,759
               Due after ten years                         43,499        42,557
                                                         --------      --------
               Total fixed maturity investments          $633,525      $609,751
                                                         ========      ========



               NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

               During the twelve months ended December 31, 1995, all investments were income producing. The components of net investment income for the years ended December 31 are as follows:





               (in thousands)                             1995       1994       1993
                                                          ----       ----       ----
               Fixed maturity investments              $37,219    $34,538    $35,723
               Equity securities                           289        122          -
               Cash and cash equivalents                   621        628        324
                                                       -------    -------    -------
               Gross investment income                  38,129     35,288     36,047
               Investment expenses                      (1,301)    (1,356)    (1,093)
                                                       -------    -------    -------
               Net investment income                   $36,828    $33,932    $34,954
                                                       =======    =======    =======


               Net realized gains (losses) on sales of investments are as follows:


                (in thousands)                            1995       1994       1993
                                                         ----       ----       ----
               FIXED MATURITY INVESTMENTS:
                Gross realized gains                   $   605    $ 2,006    $ 1,842
                Gross realized losses                     (274)    (2,262)         -
               EQUITY SECURITIES:
                  Gross realized gains                      37         60          -
                                                       -------    -------    -------
               Net realized investment gains (losses)  $   368    $  (196)   $ 1,842
                                                       =======    =======    =======

               UNREALIZED GAINS (LOSSES) ON FIXED MATURITY INVESTMENTS

               At December 31, 1995 and 1994, gross unrealized gains and losses are as follows:



               (in thousands)                                          1995                    1994
                                                           ----------------        ----------------
                                                           GROSS UNREALIZED        GROSS UNREALIZED
                                                           GAINS     LOSSES        GAINS     LOSSES
                                                           -----     ------        -----     ------
               U.S. Treasury securities and
                obligations of U.S. government
                corporations and agencies                 $ 3,478    $   -       $    3    $ (5,799)
               Obligations of states and
                political subdivisions                      9,848     (167)       3,557      (7,590)
               Mortgage-backed and
                asset-backed securities                     8,523        -          401      (2,295)
               Debt securities issued
                by foreign governments                        148        -            -        (166)
               Public utilities                               195        -            -        (245)
               Corporate securities                         1,749        -            -      (2,238)
               Equity securities                            2,912        -            -        (429)
                                                          -------    -----       ------    --------
               Total unrealized gains (losses)            $26,853    $(167)      $3,961    $(18,762)
                                                          =======    =====       ======    ========


               For the years ended December 31, 1995, 1994 and 1993, changes in net unrealized gains (losses) on fixed maturity investments and equity securities were $41,487,000, $(41,558,000) and $5,924,000, respectively.

               INVESTMENTS HELD AS COLLATERAL OR ON DEPOSIT

               Fixed maturity investments with a carrying value of $92,463,000 are being held in trust as collateral for certain reinsurance obligations. In addition, investments with a carrying value of $5,842,000 at December 31, 1995 were on deposit with various state or governmental insurance departments in order to comply with insurance laws.

NOTE 4   OTHER ASSETS


         Other assets comprise:


                                                                             DECEMBER 31,
                                                                             ------------
              (in thousands)                                            1995              1994
                                                                        ----              ----

               Non-marketable equity investment, at fair value        $6,300            $6,300
               Deferred debt issuance costs, net of
                accumulated amortization of $276 and $259              1,281             1,557
               Premises and equipment, net of accumulated
                depreciation and amortization of $2,050 and $2,047       889               656
               Prepaid reinsurance premiums                              202               227
               Other                                                     618             1,073
                                                                       -----             -----
               Total other assets                                     $9,290            $9,813
                                                                      ======            ======


         Trenwick owns approximately 15% of the outstanding common stock of Investors Insurance Holding Corporation (IIHC), a property and casualty insurer rated "A-" (Excellent) by the A.M. Best Company, an industry-recognized rating organization. Trenwick accounts for its interest in IIHC at fair value, which is equal to cost, until substantive events occur, in the opinion of management, which could indicate a diminution or appreciation in value. The shares of IIHC are unregistered, and Trenwick does not exercise significant influence over IIHC. At December 31, 1995, the total assets and net assets of IIHC were $221,590,000 and $47,550,000, respectively. Total revenues and net loss of IIHC for the year ended December 31, 1995 were $45,822,000 and $(5,142,000), respectively.

NOTE 5   RESERVE FOR UNPAID CLAIMS AND CLAIMS EXPENSES

         The following table presents an analysis of gross and net unpaid claims and claims expenses and a reconciliation of beginning and ending net unpaid claims and claims expense balances for 1995, 1994 and 1993. The gross unpaid claims and claims expense balances at December 31, 1995 and 1994 are reflected in Trenwick's consolidated balance sheet. The net unpaid claims and claims expense balances are stated on a net basis after deductions for reinsurance recoverable on unpaid claims and claims expenses from retrocessionaires.

               Activity in the reserve for unpaid claims and claims expenses, net of reinsurance recoverables, for the years ended December 31 is summarized below:



               (in thousands)                                                         1995         1994          1993
                                                                                      ----         ----          ----
               Reserve for unpaid claims and claims expenses, net of
                related reinsurance recoverables, at beginning of year            $294,008     $268,091      $266,685

               Provision for claims and claims expenses,
                net of reinsurance:
               For claims incurred in the current year                             115,133       93,287        75,100
               For claims incurred in prior years                                   (2,065)        (447)      (11,306)
                                                                                 ---------     --------      --------
                 Subtotal                                                          113,068       92,840        63,794
                                                                                  --------     --------      --------
               Payments for claims and claims expenses,
                net of reinsurance:
               For claims incurred in the current year                             (18,271)     (14,623)      (10,128)
               For claims incurred in prior years                                  (61,804)     (52,300)      (52,260)
                                                                                  --------     --------      --------
                 Subtotal                                                          (80,075)     (66,923)      (62,388)
                                                                                  --------     --------      --------
               Reserve for unpaid claims and claims expenses, net of related
                reinsurance recoverables, at end of year                          $327,001     $294,008      $268,091

               Reinsurance recoverables on unpaid claims and claims
                expenses, at end of year
                                                                                    84,873       95,290        86,491
                                                                                  --------     --------      --------
               Reserve for unpaid claims and claims expenses, gross of
                reinsurance recoverables on unpaid claims, at end of year         $411,874     $389,298      $354,582
                                                                                  ========     ========      ========



               In 1995, 1994 and 1993, Trenwick recorded a decrease of $2,065,000, $447,000 and $11,306,000, respectively, in estimates for claims occurring in prior accident years. The reduction over the last three years primarily reflects the favorable development of Trenwick's casualty business written between accident years 1987 and 1993 partially offset by unfavorable development in accident year 1994.

               Trenwick's known exposure to environmental claims, including asbestos and pollution liability, is primarily associated with its participation in business written by its predecessor company between 1978 and 1983. Exposure to environmental claims on Trenwick's business written since 1983 is generally limited by exclusions on its own reinsurance contracts and also by exclusions on policies issued by ceding companies. Casualty business written in 1983 and prior is not material to Trenwick's overall book of business. As of December 31, 1995, outstanding claims including incurred but not reported claims for environmental liability were approximately $6.5 million, less than 2% of Trenwick's total net outstanding reserves. Under Trenwick's current interpretation of policy language, management does not believe that it has a material exposure to environmental claims that requires additional reserves beyond its current estimates.

               Inflation raises the cost of economic losses and non-economic damages covered by insurance contracts and therefore is a significant factor in determining effective rates of reinsurance. The methods used by Trenwick to estimate individual case reserves and reserves for claims incurred but not yet reported implicitly incorporate the effects of inflation in the projection of ultimate losses.

               Due to the inherent uncertainties of estimating insurance company claim reserves, actual claims and claims expenses may deviate, perhaps substantially, from estimates of Trenwick's reserves reflected in Trenwick's consolidated financial statements. Trenwick's management believes that its claim reserve methods are reasonable and prudent and that Trenwick's reserve for claims and claims expenses at December 31, 1995 are adequate.

NOTE 6         INCOME TAXES

               Trenwick files a consolidated United States income tax return with its United States subsidiaries. The components of the provision for income taxes for the years ended December 31, 1995, 1994 and 1993 are as follows:



                                                   1995         1994       1993
                                                   ----         ----       ----
               (in thousands)
               Current income tax provision      $7,821      $4,635      $5,363
               Deferred income tax provision        751      (1,882)     (1,143)
                                                 ------      ------      ------
               Income tax provision              $8,572      $2,753      $4,220
                                                 ======      ======      ======


               Trenwick's effective income tax rates were 22%, 12% and 15% for the years ended December 31, 1995, 1994 and 1993, respectively. The income tax provision for each of the years presented differs from the amounts determined by applying the applicable U.S. statutory federal income tax rates of 35% for 1995, 1994 and 1993 to pre-tax income as a result of the following:


                                                            1995      1994      1993
                                                            ----      ----      ----
               (in thousands)
               Income before income taxes                $38,413   $23,035   $27,959
                                                         =======   =======   =======
               Income taxes at statutory rates           $13,445   $ 8,062   $ 9,786
               Effect of tax-exempt investment income     (4,963)   (5,156)   (4,952)
               Effect of change in tax rate                    -         -      (606)
               Other, net                                     90      (153)       (8)
                                                         -------   -------   -------
               Income tax provision                      $ 8,572   $ 2,753   $ 4,220
                                                         =======   =======   =======



               The components of the net deferred income tax provision for the years ended December 31 are as follows:


                                                            1995      1994      1993
                                                            ----      ----      ----
               (in thousands)
               Discounting of unpaid claims              $(1,369)  $(1,073)  $(1,396)
               Unearned premium income                    (1,384)     (522)     (582)
               Policy acquisition costs deferred           2,112       769       871
               AMT credit carryforward                       908      (908)        -
               Accretion of market discount                  378         -         -
               Other, net                                    106      (148)      (36)
                                                         -------   -------   -------
               Total deferred income tax provision       $   751   $(1,882)  $(1,143)
                                                         =======   =======   =======

               Deferred income tax assets (liabilities) are attributable to the following temporary differences as of December 31, 1995 and 1994:


               (in thousands)                               1995           1994
                                                            ----           ----
               DEFERRED INCOME TAX ASSET
               Discounting of unpaid claims              $24,696        $23,328
               Unearned premium income                     3,909          2,526
               Employee stock option plans                   209            368
               Unrealized depreciation of
                investments available for sale                 -          5,180
               AMT credit carryforward                         -            908
               Other                                         440            327
                                                         -------        -------
               Gross deferred income tax assets           29,254         32,637
                                                         -------        -------


               DEFERRED INCOME TAX LIABILITY

               Policy acquisition costs deferred          (5,854)       (3,742)
               investments available for sale             (9,340)            -
               Accretion of market discount                 (378)            -
               Other                                         (99)          (40)
                                                         --------      -------
               Gross deferred income tax liabilities     (15,671)       (3,782)
                                                         -------       -------
               Net deferred income tax assets            $13,583       $28,855
                                                         =======       =======


               Trenwick's management has concluded that the deferred income tax assets are more likely than not to be realized. Therefore, no valuation allowance has been provided. Estimates used in the development of the net deferred income tax assets may change in the near term.

NOTE 7         LONG TERM DEBT AND FINANCING ARRANGEMENTS

               On December 18, 1992, Trenwick completed a public offering for $103,500,000 of convertible debentures due December 15, 1999. The convertible debentures, issued at par, bear interest at 6% and are convertible, at any time prior to maturity, into shares of common stock of Trenwick at a conversion price of $48.50 per share, subject to adjustment under certain conditions. Interest on the debentures is payable on June 15 and December 15 of each year. The debentures are redeemable at any time on or after December 15, 1995, in whole or in part, at the option of Trenwick, at a redemption price of 103.43% of par, decreasing to 100% at maturity. In the event of a change in control of Trenwick, each debenture is redeemable at the option of the holder, subject to certain conditions, at a price equal to 100% of its principal amount plus accrued interest to the date of repurchase. The debentures are unsecured and unsubordinated indebtedness of Trenwick and will rank equally and ratably with other unsecured and unsubordinated indebtedness of Trenwick. Subject to certain limitations, Trenwick is not restricted from incurring secured or unsecured indebtedness and currently has no secured indebtedness or indebtedness senior to the debentures. As of December 31, 1995, 2,134,000 shares of Trenwick's common stock are reserved for issuance in the event of conversion of the debentures. The fair value of Trenwick's convertible debentures at December 31, 1995 and 1994 was $121,600,000 and $102,500,000, respectively, based on the quoted market prices reported by the NASDAQ National Market System.

               Trenwick incurred interest expense on its long-term debt of $6,486,000, $6,469,000 and $6,454,000 for the years ended
               December 31, 1995, 1994 and 1993, respectively, at effective rates of approximately 6% for the years then ended.

               Trenwick had established a line of credit under which it could borrow up to $10,000,000 at the lending bank's base rate or at money market rates acceptable to the lending bank. This line of credit was available in the event that funds were required to supplement short-term working capital. In 1995, approximately $10 million was borrowed and repaid under the terms of the facility. There were no borrowings outstanding under this line of credit at December 31, 1994, and the facility was not renewed upon its anniversary in 1995.

NOTE 8         STOCKHOLDERS' EQUITY

               STOCKHOLDER RIGHTS PLAN

               Trenwick has adopted a stockholder rights plan under which preferred stock purchase rights attach to all outstanding shares of Trenwick's common stock. The rights are exercisable only if a party acquires, or announces a tender offer to acquire, 20% or more of Trenwick's common stock. Each right entitles a stockholder to buy 1/100 of a share of Trenwick's Series A Junior Participating Preferred Stock for a $96 exercise price. Each 1/100 of a share of such preferred stock will have dividend and voting rights approximately equal to one share of common stock.

               In the event that an acquiror accumulates 20% or more of Trenwick's common stock, all rights holders except the acquiror may purchase, for the exercise price, in lieu of the Series A Junior Participating Preferred Stock, shares of common stock of Trenwick having a market value of twice the exercise price of each right. If Trenwick is acquired in a merger or other business combination after the acquisition of 20% of Trenwick's common stock, all rights holders except the acquiror may purchase the acquiror's shares at a similar discount. Trenwick is entitled to redeem the rights for one cent each, subject to certain restrictions. Trenwick has reserved 150,000 shares of its preferred stock for possible issuance under the plan. The rights will expire on November 2, 1999.

               The components of the balance sheet caption "net unrealized appreciation (depreciation) of investments, net of income taxes" at December 31 are as follows:


               (in thousands)                                            1995         1994
                                                                         ----         ----
               Fair value of fixed maturity investments
                and equity securities                                  $646,944     $542,000
               Amortized cost of fixed maturity
                investments and equity securities                      (620,258)    (556,801)
                                                                       --------     --------
               Unrealized appreciation (depreciation)                    26,686      (14,801)
               Deferred income taxes                                     (9,340)       5,180
                                                                       --------     --------
               Net unrealized appreciation (depreciation)
                of fixed maturity investments and equity securities,
                net of income taxes                                    $ 17,346     $ (9,621)
                                                                       ========     ========


NOTE 9         REINSURANCE

               Trenwick, through Trenwick America Reinsurance Corporation (Trenwick America Re), primarily provides reinsurance to insurers of property and casualty risks in the United States. Trenwick America Re generally obtains all of its business through brokers and reinsurance intermediaries which seek its participation on reinsurance being placed for their customers. Trenwick America Re writes both treaty and facultative reinsurance both on an excess of loss and quota share basis. In underwriting reinsurance, Trenwick America Re does not target types of clients, classes of business or types of reinsurance. Rather, it selects transactions based upon the quality of the reinsured, the attractiveness of the reinsured's insurance rates and policy conditions and the adequacy of the proposed reinsurance terms.

               Trenwick America Re obtained approximately 62% of its gross written premiums from three brokers in 1995, 57% from three brokers in 1994 and 66% from four brokers in 1993. Trenwick America Re's concentration of business through a small number of sources is consistent with the concentration of the property and casualty broker reinsurance market, in which a majority of the business is written through the top ten largest brokers in the reinsurance industry. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on the business and operations of Trenwick America Re. Trenwick does not believe, however, that the loss of such business would have a long-term adverse effect because of Trenwick's competitive position within the broker reinsurance market and the availability of business from other brokers. In 1995, Trenwick America Re obtained approximately 19%, 11% and 9% of its gross written premiums from three ceding companies. In 1994, Trenwick America Re obtained approximately 14% and
               12% of its gross written premiums from two ceding companies and in 1993, approximately 19% of Trenwick America Re's gross written premiums were obtained from one ceding company.

               The components of reinsurance recoverable balances, net on the balance sheet at December 31 are as follows:



               (in thousands)                               1995           1994
                                                            ----           ----

               Paid claims                               $ 2,978        $ 2,619
               Unpaid claims and claims expenses          84,873         95,290
               Funds held liability                      (18,323)        (8,301)
               Reinsurance balances payable               (1,079)        (1,636)
                                                         -------        -------
               Reinsurance recoverable balances, net     $68,449        $87,972
                                                         =======        =======

               Included in receivables from ceding insurers at December 31, 1995 and 1994 are accrued premiums of approximately $38,794,000 and $15,700,000, respectively, which have estimated payment dates ranging from 1995 to 2000. Premium payment dates are estimated using the anticipated payout pattern of claims which result in the additional premium due from ceding companies. The fair value of the accrued premiums for 1995 and 1994 is approximately $37,400,000 and $14,800,000, respectively, which is estimated using cash flows discounted at an interest rate of 5%.

               Trenwick America Re purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick America Re, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations.

              The effects of reinsurance on premiums written, premiums earned and claims and claims expenses for the three years ended December 31 are as follows:

                                                     1995         1994         1993
                                                 --------     --------     --------
              (in thousands)

              Assumed premiums written           $214,336     $153,834     $113,659
              Ceded premiums written              (17,174)     (14,199)     (12,267)
                                                 --------     --------     --------
              Net premiums written               $197,162     $139,635     $101,392
                                                 ========     ========     ========

              Assumed premiums earned            $194,592     $147,129     $105,699
              Ceded premiums earned               (17,198)     (14,446)     (12,519)
                                                 --------     --------     --------
              Net premiums earned                $177,394     $132,683     $ 93,180
                                                 ========     ========     ========
              Assumed claims and claims
               expenses incurred                 $111,351     $114,340     $ 75,544
              Ceded claims and claims
              expenses incurred                     1,717      (21,500)     (11,750)
                                                 --------     --------     --------
              Net claims and claims
              expenses incurred                  $113,068     $ 92,840     $ 63,794
                                                 ========     ========     ========


              At December 31, 1995, letters of credit in the amount of $2,519,000 have been arranged in favor of Trenwick America Re in respect of certain outstanding claims recoverable and the unearned portion of premiums ceded.

              At December 31, 1995, approximately $67,551,000 and $1,891,000 of reinsurance recoverable on unpaid claims and claims expenses and reinsurance recoverables on paid claims, respectively, are recoverable from three reinsurers: Centre Reinsurance Company of N.Y., Continental Casualty Company and National Indemnity Company. There are no prepaid reinsurance premiums which relate to these reinsurers.

              For the years ended December 31, 1995, 1994 and 1993, Trenwick America Re earned commissions on cessions to retrocessionaires of $13,000, $112,000 and $1,328,000, respectively.


NOTE 10       INSURANCE REGULATION

              Trenwick's reinsurance subsidiary, Trenwick America Re, is domiciled in and subject to the insurance statutes of Connecticut.

              During 1995 and 1994, Trenwick America Re paid dividends of $9,500,000 and $9,400,000, respectively. The statutory limitation on dividends which can be paid without prior approval of the Connecticut Insurance Commissioner, applicable to Trenwick America Re, is the greater of 10% of policyholder surplus at December 31 of the preceding year or 100% of net income, not including realized capital gains, for the twelve month period ending December 31 of the preceding year, both determined in accordance with statutory accounting practices. For the purpose of computing the limitation, carryforward provisions apply with respect to net income realized in the two previous calendar years which has not already been paid out as dividends. The amount of dividends or other distributions that could be paid by Trenwick America Re without prior approval as of December 31, 1995 was $50,757,000.

              The differences between GAAP and statutory accounting practices for Trenwick America Re are the treatment of acquisition costs, deferred income taxes, other deferred charges and the carrying value of fixed maturity investments. The following tables set forth a reconciliation of Trenwick America Re's net income and statutory surplus, as filed with the insurance regulatory authorities, to its net income and stockholders' equity as determined in accordance with GAAP for the years ended and as of December 31:

              (in thousands)                                        1995          1994           1993
                                                                 -------       -------        -------
              RECONCILIATION OF NET INCOME
              Statutory net income of
              Trenwick America Re                                $28,060       $19,966        $23,555
              Change in deferred acquisition costs                 6,034         2,197          2,312
              Provision for deferred income taxes                   (690)        1,729          1,076
              Other                                                  (12)           19           -
                                                                 -------       -------        -------
              GAAP net income of Trenwick America Re             $33,392       $23,911        $26,943
                                                                 =======       =======        =======

              (in thousands)                                        1995          1994           1993
                                                                --------      --------       --------
              RECONCILIATION OF SURPLUS
              Statutory capital and surplus of
              Trenwick America Re                               $257,590      $236,056       $224,902
              Deferred acquisition costs                          16,725        10,691          8,494
              Unrealized appreciation (depreciation)
                of investments                                    23,526       (13,685)        25,965
               Deferred income taxes                              13,144        28,027         12,270
              Unauthorized reinsurance                             2,336         2,265          4,083
              Non-admitted assets                                  2,142         1,858          1,038
                                                                --------      --------       --------
              GAAP stockholders' equity of
              Trenwick America Re                               $315,463      $265,212       $276,752
                                                                ========      ========       ========

NOTE 11       STOCK OPTIONS AND BENEFIT PLANS

              Trenwick has several plans through which it makes options in common stock available to Trenwick employees at the discretion of the Board of Directors. Non employee directors receive automatic grants under a separate plan. Exercise prices are generally fixed at the market value at the date of grant. Options vest and are exercisable on various terms, usually either over a five year period or up to a ten year period. All options have an expiration date not exceeding ten years. Total authorized common stock reserved for issuance under all stock benefit plans at December 31, 1995 is 877,751. Transactions under the stock option plans are summarized as follows:

                                                      1995          1994           1993
                                                   -------       -------        -------
              NUMBER OF SHARES

              Outstanding, beginning of year       793,892       841,442        530,942
              Granted                               96,500         4,000        386,000
              Cancelled                               -           (2,500)        (3,500)
              Exercised                           (132,040)      (49,050)       (72,000)
                                                  --------       -------        -------
              Outstanding, end of year             758,352       793,892        841,442
              Exercisable, end of year             340,877       435,892        455,442

              AVERAGE EXERCISE PRICE

              Granted                                44.00         41.50          40.35
              Cancelled                                -           40.00          17.00
              Exercised                              12.55         15.45          14.20
              Outstanding, end of year               34.29         29.50          28.65
              Exercisable, end of year               26.10         20.73          18.74

              Included in the above are options granted to certain senior officers under the 1993 Stock Option Plan. The exercise and vesting of these options are accelerated if the price of Trenwick's common stock achieves certain specified levels, subject to certain conditions.

              During the years ended December 31, 1995, 1994 and 1993, Trenwick awarded key employees an aggregate of 21,304, 4,871 and 10,184 shares of common stock, respectively, under the terms of the 1989 Stock Plan. Of the shares awarded in 1995, 4,654 were valued at $44.00 per share (approximately $205,000) and vest over five years, and 16,650 were valued at $43.75 per share (approximately $728,000) and vest over three years. The shares awarded in 1994 and 1993 were valued at $34.50 and $48.25, respectively, (approximately $168,000 and $491,000) and vest over a five year period. In 1995, 1994 and 1993, respectively, 3,056, 4,233 and
              5,207 shares were repurchased at $44.00, $34.50 and $48.25 per share (aggregate $134,000, $146,000 and $251,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan. Trenwick has recognized $531,000, $333,000 and $365,000 as compensation expense for 1995, 1994 and 1993, respectively, determined by the award value of the shares amortized over the applicable vesting period.

              Trenwick has a money purchase pension plan for which substantially all full-time employees are eligible. Prior to July 1,1995, Trenwick contributed 4% of an employee's total compensation, plus 3% of the employee's total compensation above the FICA limit. Effective July 1, 1995, the Company contributes 8% of an employee's total compensation to the plan. No employee contributions are made to the plan. The plan assets are administered by a life insurance company. Contributions were $297,000, $235,000 and $304,000 for the years ended December 31,
              1995, 1994 and 1993, respectively.

              Trenwick sponsors a 401(k) savings plan to which substantially all full-time employees are eligible. The plan assets are administered by a life insurance company. Net contributions were $122,000, $114,000 and $113,000 for the years ended December 31, 1995, 1994 and 1993, respectively, during which employee contributions were matched annually at a rate of 100% up to the lesser of 6% of an employee's total compensation or $2,000.


NOTE 12       COMMITMENTS AND CONTINGENCIES

              Trenwick's minimum non-cancellable office space lease commitments totalling $2,074,000 at December 31, 1995 are payable as follows:
              1996 - $816,000; 1997 - $816,000; 1998 - $442,000.

              Total office rent expense for the years ended December 31, 1995, 1994 and 1993 was $883,000, $899,000 and $713,000, respectively.

NOTE 13 SUPPLEMENTAL CASH FLOWS INFORMATION

              A reconciliation of cash provided by operations for the three years ended December 31 is as follows:

              (in thousands)                                        1995          1994           1993
                                                                 -------       -------        -------
              Net income                                         $29,841       $20,282        $23,739
              ADJUSTMENTS
              Amortization of premiums on investments,
                  net                                              1,003         1,169          1,170
              Policy acquisition costs incurred, net of
              amortization                                        (6,034)       (2,197)        (2,312)
              Provision for deferred income taxes                    750        (1,882)        (1,143)
              Net realized investment (gains) losses                (368)          196         (1,842)
              Amortization of debt issuance costs                    276           259            243
              Other non-cash items, net                              907           601            801

              (INCREASE) DECREASE IN ASSETS

              Receivables and recoverables                        (1,112)       (3,133)        (9,707)
              Other                                                   72           458           (648)
              INCREASE (DECREASE) IN LIABILITIES
              Unpaid claims and claims expenses                   22,576        34,716          2,685
              Unearned premium income                             19,744         6,705          7,960
              Payables                                              (211)        3,648          2,832
                                                                 -------       -------        -------
              Net cash provided by operating activities          $67,444       $60,822        $23,778
                                                                 =======       =======        =======

NOTE 14 UNAUDITED QUARTERLY FINANCIAL DATA


              Summarized unaudited quarterly financial data reported by Trenwick for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                                  DECEMBER    SEPTEMBER        JUNE       MARCH
              Quarter ended                             31           30          30          31
              (dollars in thousands,              --------    ---------     -------     -------
              except per share data)

              Earned premiums           1995       $46,032      $43,200     $43,698     $44,464
                                        1994        37,677       33,137      31,693      30,176
                                        1993        28,559       21,147      21,226      22,248

              Net investment income     1995         9,737        9,354       9,193       8,544
                                        1994         8,852        8,596       8,303       8,181
                                        1993         8,518        8,736       8,849       8,851

              Net realized              1995            87          131          52          98
              investment gains          1994          (181)           -        (118)        103
              (losses)                  1993             -            -          34       1,808

              Net income                1995         8,041        7,956       7,340       6,504
                                        1994         6,626        6,402       6,097       1,157
                                        1993         5,862        6,134       5,367       6,376

              Primary earnings          1995         1.18         1.18        1.09          .97
              per common share          1994         1.00          .96         .92          .17
                                        1993          .86          .90         .79          .93

              Fully diluted earnings    1995         1.01         1.01         .95          .86
              per common share          1994          .87          .85         .82          .17(1)
                                        1993          .77          .80         .72          .83

              Dividends per common      1995          .28          .28         .28          .28
              share                     1994          .25          .25         .25          .25
                                        1993          .22          .22         .22          .20

              Common stock              1995        57.50        53.00       45.75        44.25
              price range:  high        1994        43.88        40.50       43.75        39.50
                                        1993        47.50        47.75       49.75        49.25

              Common stock              1995        49.50        42.75       41.75        40.75
              price range:  low         1994        36.50        36.00       33.75        33.25
                                        1993        37.63        42.25       39.75        39.50

              (1) The conversion of the convertible debentures into common stock was anti-dilutive at March 31, 1994.

              Net income for the quarter ended March 31, 1994 includes an after-tax charge of $4.7 million or $.69 per share associated with claims and other costs arising from the Southern California Earthquake. Also included in the quarter ended March 31, 1994 is an income tax benefit of $1.2 million or $.18 per share attributable to the pre-tax loss adjusted for the tax-exempt investment income earned in the quarter.

              The stock price range provided on the preceding page is based on closing prices reported by the NASDAQ National Market System.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INDUSTRY OVERVIEW

Since 1988, the property and casualty reinsurance industry has experienced an extended period of increased competition, prolonging soft market conditions. Despite these conditions, premiums as reported by the RAA for domestic reinsurers have increased from $11.3 billion to $18.7 billion, or 65%. Growth in statutory surplus has also kept pace, primarily as a result of an increase in new capital through public and other financings and trading gains on invested assets. At the same time, the overall number of reinsurance companies has declined. The remaining companies are generally larger, offer significantly more capacity to ceding companies and have greater access to capital markets than in the past. Prior to 1988, the reinsurance industry was more cyclical. Cycles were affected by changes in the demand for reinsurance, which was influenced by general economic conditions, the profitability of insurance companies, and fluctuations in the supply of reinsurance, which itself is primarily a function of the overall capacity of the reinsurance industry. Capacity is determined by both the amount of surplus in the industry and the level of risk reinsurance companies are prepared to assume. Despite the record level of catastrophe losses since 1989 and the continued need to significantly strengthen prior years' reserves for exposure to environmental and asbestos losses, there has been no widespread cyclical change in the insurance and reinsurance environments. Ready access to capital markets, the use of both traditional and non-traditional reinsurance products and favorable investment markets have caused the reinsurance industry to be less cyclical and allowed soft market conditions to continue.

The operating results of property and casualty reinsurance companies are inherently volatile and unpredictable. These results have become less predictable because of latent risks, including environmental risks such as asbestos and pollution liability, expanded theories of tort and liability which have emerged over the last twenty years and the increasing frequency and severity of catastrophes. While the insurance industry adopted policy changes designed to exclude latent risks in 1986, these risks continue to result in numerous claims to the reinsurance industry under insurance policies reinsured in prior years. Trenwick America Reinsurance Corporation's (Trenwick America Re) premium growth occurred in 1986 and later years. Consequently, Trenwick Group Inc. (Trenwick) believes that its exposure to environmental risks is not material in relation to its overall book of business. Other factors adding volatility to the industry included changes in interest rates and market values of investment portfolios.

Since 1989, the record number of catastrophes has significantly increased the demand for property catastrophe reinsurance. This period includes the three worst catastrophe years in the history of the insurance industry, led by 1992 with a total of approximately $23 billion in insured losses. In response to the demand for additional reinsurance protection and a temporary shortage in the supply of capacity, new reinsurance companies were formed in 1993, primarily in Bermuda, with capital in excess of $4 billion, effectively filling the capacity shortfall. As a result of the availability of new capacity, rates for property catastrophe reinsurance have declined from 1993 levels, but remain significantly higher than in the years preceding 1992. The ongoing frequency and severity of catastrophic events is expected to maintain property catastrophe pricing at acceptable levels for the next several years. Through its strategic alliance with PXRE Reinsurance Company (PXRE Re), a market leader in property catastrophe reinsurance, the Company has benefited from the favorable conditions which have persisted in both the U.S. and international property reinsurance markets. Increased competition and inadequate original pricing levels in certain other property business underwritten by the Company caused it to withdraw from certain accounts in 1994, resulting in an overall reduction in property writings in 1995.

In 1992, Trenwick implemented several strategic initiatives which have enabled Trenwick America Re to increase its premium writings during the current soft market conditions. The more significant of these initiatives included increasing the Company's marketing efforts and raising additional capital through a convertible debt offering. Both of these enabled the Company to increase its capacity for underwriting risks and positioned the Company to take advantage of market opportunities. The third consecutive year of growth in 1995 was primarily a result of increased participations in renewal business and, through increased marketing efforts, the addition of some adequately priced new business.

Insurance and reinsurance companies have continued to re-evaluate their operations. Business has shifted from larger unfocused multi-line insurance companies to smaller specialty or regional carriers, which are generally more reinsurance dependent. In 1995, as in each of the last four years, additional reinsurance companies have ceased writing business or have been deactivated. Insurance companies and their reinsurance brokers have placed increasing importance on size, financial strength and quality of underwriting expertise in their selection of reinsurers. In the fourth quarter of 1994, A. M. Best Company upgraded Trenwick America Re's rating to A+ (Superior), the highest rating assigned to any broker segment reinsurer. At December 31, 1995, Trenwick America Re's statutory surplus was

$258 million, which positioned it among the top twelve U.S. broker market reinsurance companies. Trenwick believes these factors will enable Trenwick America Re to further increase its premium writings under current market conditions.

RESULTS OF OPERATIONS

Premiums

In 1995, Trenwick America Re reported net premiums written of $197.2 million, a 41% increase over 1994. This compares to a 38% increase in net premiums written in 1994 over 1993. The growth in premium volume in 1995 resulted from a 57% increase in casualty business, which represents 84% of the Company's business, partially offset by a 7% decrease in its property business, including property catastrophe business written pursuant to the Company's strategic reinsurance agreement with PXRE Re. The increase in casualty business is attributable to some new business and increases in participations in renewal transactions as well as growth in the original business written by several ceding companies over the last three years. Growth opportunities for Trenwick America Re continue to result from the redistribution of premium among insurers, consolidation by buyers of their reinsurance programs with a core group of high-quality reinsurers, expanded participations in existing business and acquisition of new programs in specialty liability areas. New casualty business, representing 25% of total premium writings in 1995, increased 72% over 1994. Continuing casualty business, which consists of increases in participations in renewal transactions and growth in the original business written by ceding companies, representing 59% of total premium writings in 1995, increased 53% in 1995 over 1994. Property business, which represented 16% of total premium writings in 1995, declined as a result of the non-renewal of certain national accounts during 1994. During 1995, Trenwick America Re modified its process of estimating premiums from ceding companies, resulting in an increase in accruals for unreported premiums written at December 31, 1995 of $16.6 million. These estimated premiums did not materially affect the Company's earnings in 1995.

The following table sets forth gross premiums written, net premiums written and net premiums earned for the periods indicated:

(in thousands)                              1995           1994           1993
                                        --------       --------       --------
Gross premiums written                  $214,336       $153,834       $113,659
Ceded premiums written                   (17,174)       (14,199)       (12,267)
                                        --------       --------       --------
Net premiums written                    $197,162       $139,635       $101,392
Net premiums earned                     $177,394       $132,683       $ 93,180

Underwriting Expenses

The combined ratio is one means of measuring the profitability of a property and casualty reinsurance company. The combined ratio reflects underwriting experience, but does not reflect income from investments or provisions for income taxes. A combined ratio below 100% indicates profitable underwriting, and a combined ratio exceeding 100% indicates unprofitable underwriting. In 1995, Trenwick recorded an underwriting profit of $7.7 million compared to underwriting losses in 1994 and 1993 of $4.2 million and $2.4 million, respectively. Although a reinsurer may have unprofitable underwriting results, the reinsurer may still be profitable because of investment income earned on its accumulated invested assets.

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the periods indicated, together with Trenwick America Re's combined ratios calculated on a statutory basis:

                                                 1995         1994        1993
                                                 ----        -----       -----
Claims and claims expense ratio                  63.7%        70.0%       68.5%
Expense ratio:
Policy acquisition expense ratio                 24.8         25.5        23.0
Underwriting expense ratio                        7.1          7.7        11.0
                                                 ----        -----       -----
Total expense ratio                              31.9         33.2        34.0
                                                 ----        -----       -----
Combined ratio                                   95.6%       103.2%      102.5%
Trenwick America Re statutory
  combined ratio                                 95.5%       103.1%      102.2%

The most significant underwriting cost affecting a reinsurance company's underwriting result is represented by its claims and claims expense ratio, which is the ratio of incurred claims and claims adjustment expenses to net earned premiums. The claims and claims expense ratio is a function of estimates of claims associated with business written in the current period and changes in estimates of claims on business written in prior periods.

As indicated in the preceding table, Trenwick's claims and claims expense ratio improved in 1995 compared to 1994, reflecting the lack of any material adverse impact from property catastrophe claims in 1995. In 1994, catastrophe claims included $9.4 million from the Northridge Earthquake in Southern California, which added 7.1 percentage points to the claims and claims expense ratio. The effect of this catastrophe on the Company's claims ratio was mitigated by a general improvement in its other property business. In 1995, Trenwick wrote $32.2 million of property premiums, including $19.2 million of catastrophe business associated with PXRE Re, compared to a total of $34.7 million, including $18.1 million of catastrophe business associated with PXRE Re, in 1994. In 1993, Trenwick wrote $17.2 million of property premiums, including $6.2 million of catastrophe business associated with PXRE Re. In 1995, 1994 and 1993, estimates of prior accident year claims were reduced by approximately $2.1 million, $450,000 and $11.3 million, respectively. The reduction over the last three years primarily reflects the favorable development of Trenwick's casualty business between accident years 1987 and 1993, partially offset by unfavorable development in accident year 1994.

Trenwick's expense ratio, which is the ratio of policy acquisition costs and underwriting expenses to net earned premiums as determined in accordance with GAAP, decreased in 1995 to 31.9% from 33.2% in 1994 and 34.0% in 1993. Policy acquisition costs, which include brokerage and ceding commissions, vary directly with premium volume and are subject to changes in the mix of business. Trenwick writes business on both an excess of loss and quota share basis. Quota share business generally carries higher ceding commissions than excess of loss business. In 1995, 1994 and 1993, quota share business remained relatively constant at approximately 35% of total premium writings. Therefore, the policy acquisition expense ratio fluctuated nominally during all three years. Underwriting expenses, which generally do not vary with premium volume, were approximately $12.6 million in 1995 and $10.3 million in 1994 and 1993. Increased expenses in 1995 included costs associated with the addition of a five person underwriting team in May. The underwriting expense ratio, however, decreased .6 of a percentage point in 1995 compared to 1994 and 3.3 percentage points in 1994 compared to 1993 due to the increase in premium writings. Trenwick America Re's statutory combined ratios for 1995, 1994 and 1993, provided in the preceding table, were 15.6, 3.6 and 5.1 percentage points better, respectively, than the weighted average statutory combined ratios for all reinsurance companies which reported their results to the RAA in those periods. The statutory combined ratios for this group of reinsurance companies in 1995, 1994 and 1993 were 111.1%, 106.7% and 107.3%, respectively. The statutory combined ratios as reported to the RAA by those companies, including Trenwick America Re, which primarily accept business from brokers, for 1995, 1994 and 1993 were 106.9%, 108.9% and 111.5%, respectively.

Investment Income

Net investment income in 1995 of $36.8 million increased 9% compared to net investment income of $33.9 in 1994. Net investment income in 1994 decreased 3% compared to net investment income of $35.0 million in 1993. Pre-tax yields on invested assets declined to 6.4% in 1995 from 6.5% in 1994 and 7.1% in 1993. This decline resulted primarily from the reinvestment of approximately $56 million and $71 million of maturities in 1995 and 1994, respectively, at lower interest rates. In 1995, maturities included $18 million in principal repayments associated with Trenwick's portfolio of collateralized mortgage obligations compared to $48.7 million in 1994. As a result of the stabilization of interest rates, principal repayments are expected to remain similar in 1996. Investment income is expected to increase in 1996 as the Company's invested asset base grows along with an increase in operating cash flow. During 1995, the Company sold approximately $21 million of U.S. government securities and reinvested the proceeds primarily in structured securities in order to increase the overall yield of the portfolio. Additionally, approximately $23 million of corporate and tax-exempt securities were sold to reduce exposure to possible downgrade and extension risk.

Operating Results

Trenwick's consolidated net income in 1995 was $29.8 million or $4.44 per share compared to $20.3 million or $3.04 per share in 1994. Trenwick's consolidated net income was $23.7 million or $3.48 per share in 1993. Fully diluted earnings per share were $3.80 in 1995,

$2.78 in 1994 and $3.12 in 1993. Consolidated net income in 1994 included after-tax claims and other expenses associated with the 1994 Northridge Earthquake. Included in Trenwick's net income were after-tax realized investment gains of $239,000 or $.04 per share in 1995, losses of $129,000 or $.02 per share in 1994 and gains of $1,207,000 or $.18 per share in 1993.

INVESTMENTS

At December 31, 1995, Trenwick had investments and cash of $653.7 million, an increase of 18% compared to investments and cash of $551.8 million at December 31, 1994. This increase resulted from cash provided by operations and the increase in the unrealized appreciation of the Company's fixed-income and equity portfolio, reduced by dividends paid to stockholders. All fixed maturity and equity investments are classified as "available for sale" and reported at fair value, with the unrealized gain or loss, net of tax, reported in a separate component of stockholders' equity. Since December 31, 1994, the market value of the Company's fixed-income and equity investments increased approximately $41.5 million. In 1994, Trenwick's investments and cash increased by $5.5 million or approximately 10% when compared to 1993. That increase resulted from cash provided by operations reduced by dividends paid to stockholders, the repurchase of 190,000 shares of its common stock and the decline in the unrealized appreciation of its fixed-income and equity portfolio.

The average maturity of fixed maturity investments at December 31, 1995 was 5.6 years compared to 5.5 years at December 31, 1994. During 1995, the proceeds from sales and maturities of taxable and tax-exempt securities of $99.5 million, together with cash provided by operations, were invested primarily in taxable securities consisting of mortgage-backed securities of $44 million, asset-backed securities of $28 million and corporate bonds of $10 million. The proceeds were also used to invest in $78 million of tax-exempt securities. Generally, fixed-income securities were invested in the average maturity range of between two to twenty years. During 1994, the proceeds from sales and maturities of taxable and tax-exempt securities of $158 million, together with cash provided by operations, were invested primarily in taxable securities consisting of U.S. government securities of $34 million, mortgage-backed securities of $63 million, corporate bonds of $36 million and asset-backed securities of $5 million. The proceeds were also used to invest in $48 million of tax-exempt securities and $10 million in equities.

In 1994, the Company amended its investment policy to require that certain fixed-income investments be maintained in an amount equal to the discounted present value of net reinsurance liabilities. The policy also required that additional fixed-income investments be maintained in an amount equal to approximately 10 percent of total reserve liabilities to ensure adequate liquidity in the event of a significant change in estimated payments. At December 31, 1995, these fixed-income investments had the same average maturity of approximately 4.1 years as that established for such liabilities. Previously, the Company maintained investments equal to the undiscounted reserve liabilities without consideration for either investment or reserve cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Trenwick is a holding company whose principal asset is its investment in the common stock of Trenwick America Re. As a holding company, Trenwick's principal source of funds consists of permissible dividends and tax allocation payments from Trenwick America Re and investment income on Trenwick's fixed-income portfolio. Trenwick's principal uses of cash are external dividends and servicing its debt obligations. Trenwick America Re receives cash from premiums, investment income and proceeds from sales and maturities of portfolio investments and utilizes cash to pay claims, purchase its own reinsurance protections, meet operating and capital expenses and purchase fixed-income securities.

Cash provided by operating activities was $67.4 million, $60.8 million and $23.5 million in 1995, 1994 and 1993, respectively. The increase in cash provided by operating activities in all three years was attributable to increases in net premium writings. Cash provided by operations in 1993 was adversely affected by claim payments for catastrophe losses due to Hurricanes Andrew and Iniki. As evidenced by the increase over the last three years, Trenwick expects that its cash provided by operating activities will be sufficient to meet its operating and financing requirements in 1996 and its longer term operating needs.

At December 31, 1995, Trenwick's investments and cash of $653.7 million exceeded total liabilities, including gross reserves for claims and claims expenses of $411.9 million, by $73.6 million, compared to $12.8 million and $52.7 million at December 31, 1994 and 1993, respectively. At December 31, 1995, 1994 and 1993, Trenwick's net book value amounted to $240.8 million, $188.2 million and $206.8 million, respectively. Trenwick maintains a portion of its investment portfolio in cash equivalents which are available in the event of unanticipated changes in cash requirements. At December 31,1995, Trenwick's investments consisted principally of fixed-income securities, 94% of which are rated Aa or better. Trenwick's general policy is to hold these securities to maturity. However, there may be business reasons which would cause all or a portion of these securities to be made available for sale prior to maturity; therefore, Trenwick records these investments at fair value, with market value fluctuations reflected in stockholders' equity, net of tax (see Note 1 to Consolidated Financial Statements).

The ratio of net premiums written to surplus, the "surplus ratio," relates to the amount of risk to which an insurer's or reinsurer's statutory capital is exposed, as measured by the amount of premiums written in relation to such surplus. Property and casualty reinsurance companies currently have a surplus ratio of approximately 0.8:1. Trenwick America Re's surplus ratios for 1995, 1994 and 1993 were 0.8:1, 0.6:1 and 0.5:1 , respectively. Accordingly, Trenwick has sufficient surplus capacity to write additional business without significantly exceeding the industry average.

Trenwick America Re purchases reinsurance to reduce its exposure to catastrophe claims and the frequency and severity of claims in all lines of business. In 1995, Trenwick America Re's reinsurance treaties consisted principally of an excess of loss treaty for its facultative casualty business and two property catastrophe reinsurance treaties. In addition, Trenwick America Re purchased an annual aggregate excess of loss ratio treaty for casualty business effective January 1, 1995. These coverages were renewed effective January 1, 1996.

REGULATORY MATTERS

The National Association of Insurance Commissioners (NAIC) has adopted Risk-Based Capital (RBC) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The ratios of Total Adjusted Capital to Authorized Control Level RBC for Trenwick America Re exceeded all the RBC trigger points at December 31, 1995. Trenwick believes its capital will continue to exceed these RBC capital and surplus requirements for the foreseeable future.

Under Connecticut insurance laws and regulations, the maximum amount of shareholder dividends or other distributions that Trenwick America Re may declare or pay to the Company within any twelve month period, without the permission of the Connecticut Insurance Commissioner, is limited to the greater of 10% of policyholder surplus at December 31 of the preceding year, or 100% of net income excluding realized capital gains, for the twelve month period ending December 31 of the preceding year, both determined in accordance with statutory accounting practices. For the purpose of computing the limitation, carryforward provisions apply with respect to net income realized in the two previous calendar years which has not already been paid out as dividends. The maximum amount of dividends which could be paid by Trenwick America Re in 1996 without regulatory approval would be $50,757,000.