Form 10-Q
period 1996-03-31
TRENWICK GROUP INC
filed 1996-05-13
CIK 787952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period                        to                       .
                               ---------------------    -------------------
Commission file number 0-14737

                               TRENWICK GROUP INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                               06-1152790
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      Metro Center
  One Station Place
Stamford, Connecticut                                                06902
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (203) 353-5500

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X  NO
   ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

         Class                              Outstanding at April 30, 1996
         -----                              -----------------------------
Common Stock, $.10 par value                           6,702,312

                               TRENWICK GROUP INC.

                                      INDEX

                                                                      Page
PART I.  Financial Information                                       Number
                                                                     ------
Consolidated Balance Sheet
  March 31, 1996 and December 31, 1995                                  3

Consolidated Statement of Income
  Three Months Ended March 31, 1996 and 1995                            4

Consolidated Statement of Changes in Stockholders' Equity
  Three Months Ended March 31, 1996 and 1995                            5

Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1996 and 1995                            6

Notes to Consolidated Financial Statements                             7-8

Management's Discussion and Analysis                                   9-12
  of Financial Condition and Results
  of Operations

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                              13

Signatures                                                             14

                               TRENWICK GROUP INC
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                            March 31,   December 31,
                                                              1996         1995
                                                           ---------    ---------
                                                          (dollars in thousands)
          Assets

Fixed maturity investments available for sale at
 fair value (amortized cost: $615,983 and $609,751)        $ 627,813    $ 633,525
Equity securities available for sale at
 fair value (cost: $16,879 and $16,807)                       19,768       19,719
Cash and cash equivalents                                     28,293        6,760
                                                           ---------    ---------
     Total investments and cash                              675,874      660,004

Accrued investment income                                      9,720       10,198
Receivables from ceding insurers                              52,482       48,979
Reinsurance recoverable balances, net                         71,481       68,449
Deferred policy acquisition costs                             19,868       16,725
Net deferred income taxes                                     17,956       13,585
Other assets                                                   2,942        2,990
                                                           ---------    ---------

     Total assets                                          $ 850,323    $ 820,930
                                                           =========    =========

         Liabilities and Stockholders' Equity

Liabilities:
 Unpaid claims and claims expenses                         $ 427,158    $ 411,874
 Unearned premium income                                      67,245       56,050
 Convertible debentures                                      103,500      103,500
 Other liabilities                                            13,082        8,730
                                                           ---------    ---------
     Total liabilities                                       610,985      580,154
                                                           ---------    ---------

Stockholders' equity:
 Preferred stock, $.10 par value,
  1,000,000 shares authorized; none outstanding
 Common stock, $.10 par value, 15,000,000 shares
  authorized; 6,601,122 and 6,590,411 shares outstanding         660          659
 Additional paid-in capital                                   90,311       89,920
 Retained earnings                                           140,085      133,949
 Net unrealized appreciation of investments,
 net of income taxes                                           9,567       17,346
 Deferred compensation under stock award plan                 (1,285)      (1,098)
                                                           ---------    ---------

     Total stockholders' equity                              239,338      240,776
                                                           ---------    ---------
     Total liabilities and stockholders' equity            $ 850,323    $ 820,930
                                                           =========    =========

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended
                                                            March 31,
                                                        -----------------
                                                          1996     1995
                                                        -------   -------
                                              (in thousands except per share data)
Revenues:
 Net premiums earned                                    $47,691   $44,464
 Net investment income                                    9,869     8,544
 Net realized investment gains                               50        98
                                                        -------   -------

      Total revenues                                     57,610    53,106
                                                        -------   -------

Expenses:
 Claims and claims expenses incurred                     29,199    31,007
 Policy acquisition costs                                12,242     9,370
 Underwriting expenses                                    4,028     2,866
 Interest expense                                         1,624     1,624
                                                        -------   -------

      Total expenses                                     47,093    44,867
                                                        -------   -------

 Income before income taxes                              10,517     8,239
 Income taxes                                             2,335     1,735
                                                        -------   -------

      Net income                                        $ 8,182   $ 6,504
                                                        =======   =======

PRIMARY EARNINGS PER SHARE                              $  1.20   $   .97
                                                        =======   =======

 Weighted average shares outstanding                      6,833     6,691
                                                        =======   =======

FULLY DILUTED EARNINGS PER SHARE
 (assuming conversion of convertible debentures as of
 the date of issuance)                                  $  1.03   $   .86
                                                        =======   =======

  Weighted average shares outstanding                     8,967     8,825
                                                        =======   =======

Dividends per common share                              $   .31   $   .28
                                                        =======   =======

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         1996          1995
                                                       ---------    ---------
                                                       (dollars in thousands)
Stockholders' equity, beginning of year                $ 240,776    $ 188,213

Common stock, $.10 par value, and additional paid-in capital:

 Exercise of employer stock options
   (8,000 and 19,500 shares)                                 158          188
 Income tax benefit resulting from
   excess compensation expenses allowable
   for income tax purposes                                    94           82
Restricted common stock awarded
   (6,195 and 4,654 shares)                                  320          205
Common stock purchased and retired
   (3,484 and 3,057 shares)                                 (180)        (134)

Retained earnings:

 Net income                                                8,182        6,504
 Cash dividends                                           (2,046)      (1,809)

Net unrealized (depreciation) appreciation of investments available for sale:

 Change in unrealized (depreciation) appreciation        (11,967)      16,779
 Change in applicable deferred income taxes                4,188       (5,872)

Deferred compensation under stock award plan:

 Restricted common stock awarded                            (320)        (205)
 Compensation expense recognized                             133           78
                                                       ---------    ---------

Stockholders' equity, end of period                    $ 239,338    $ 204,029
                                                       =========    =========

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 1996        1995
                                               --------    --------
                                                  (in thousands)
Cash flows from operating activities:
  Premiums collected                           $ 45,465    $ 32,967
  Ceded premiums paid                            (1,663)     (3,502)
  Claims and claims expenses paid               (19,951)    (20,316)
  Claims and claims expenses recovered              636       2,491
  Underwriting expenses paid                     (5,130)     (3,461)
                                               --------    --------

Cash provided by underwriting activities         19,357       8,179
  Net investment income received                 10,647      10,281
  Income taxes  received (paid)                      89      (1,987)
                                               --------    --------

    Cash provided by operating activities        30,093      16,473
                                               --------    --------

Cash flows for investing activities:
  Purchases of fixed maturity investments       (22,216)    (38,877)
  Sales of fixed maturity investments             5,025      10,138
  Maturities of fixed maturity investments       10,707      15,261
  Purchases of equity securities                    (72)        (50)
  Sales of equity securities                         21        --
  Additions to premises and equipment              (137)       (177)
                                               --------    --------

    Cash used for investing activities           (6,672)    (13,705)
                                               --------    --------

Cash flows for financing activities:
  Issuance of common stock                          158         188
  Dividends paid                                 (2,046)     (1,809)
                                               --------    --------

    Cash used for financing activities           (1,888)     (1,621)
                                               --------    --------

Increase in cash and cash equivalents            21,533       1,147

Cash and cash equivalents, beginning of year      6,760       9,784
                                               --------    --------

Cash and cash equivalents, end of period       $ 28,293    $ 10,931
                                               ========    ========

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation:

      The interim consolidated financial statements included those of Trenwick Group Inc. and its subsidiaries and have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with prior periods. Certain items in the financial statements have been reclassified to conform with the 1996 presentation.

      Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The interim consolidated financial statements are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1995 audited financial statements and related notes.

2.    Reinsurance:

      Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written, premiums earned and claims and claims expenses incurred is as follows (in thousands):


                              Premiums Written
                             Three Months Ended
                                   March 31,
                            --------------------
                              1996          1995
                              ----          ----
       Assumed              $64,031       $53,297

       Ceded                 (5,148)       (3,920)
                           --------       -------

       Net                  $58,883       $49,377
                            =======       =======

                                   Premiums Earned
                                  Three Months Ended
                                       March 31,
                                  ------------------
                                   1996          1995
                                   ----          ----
       Assumed                   $52,835       $48,385

       Ceded                      (5,144)       (3,921)
                                 -------       -------

       Net                       $47,691       $44,464
                                 =======       =======


                                Claims and Claims Expenses Incurred
                                         Three Months Ended
                                               March 31,
                                       ------------------------
                                          1996          1995
                                          ----          ----
       Assumed                          $36,348       $36,588

       Ceded                             (7,149)       (5,581)
                                        -------       -------

       Net                              $29,199       $31,007
                                        =======       =======

3.    Stock Options and Benefit Plans:

      For the three months ended March 31, 1996, Trenwick awarded key employees an aggregate of 6,195 shares of common stock under the terms of the 1989 Stock Plan, valued at $51.75 per share (approximately $320,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the three month period, 3,484 shares were repurchased at $51.75 per share (approximately $180,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

                             MANAGEMENT'S DISCUSSION
                     AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

Trenwick Group Inc. ("Trenwick") is a holding company whose principal subsidiary, Trenwick America Reinsurance Corporation ("Trenwick America Re") reinsures property and casualty risks written by U.S. insurance companies. Substantially all of Trenwick America Re's business is produced by reinsurance brokers. Trenwick America Re divides its business into three categories: treaty, specialty and facultative. In addition, under a strategic reinsurance agreement with PXRE Reinsurance Company ("PXRE Re"), Trenwick America Re assumes approximately 15% of PXRE Re's property business.


OPERATING RESULTS

Trenwick Group Inc. reported an increase in its first quarter consolidated net income of 26% to $8.2 million or $1.20 per share compared to $6.5 million or $.97 per share in the first quarter of 1995. Fully diluted earnings per share increased 20% to $1.03 in the first quarter of 1996 compared to $.86 last year. Consolidated net income in the first quarter of 1995 included an after-tax charge of $650,000 or $.10 per share associated with a preliminary estimate of claims arising from the Kobe, Japan earthquake in January 1995.

Operating income (net income excluding after-tax realized investment gains and losses) was as follows (in thousands, except per share data):

                                    Three Months Ended
                                         March 31,
                                    ------------------
                                    1996          1995
                                    ----          ----
Operating income                   $8,149        $6,440

Per Share:
  Primary                           $1.19        $  .96
  Fully diluted                     $1.03        $  .85

Realized after-tax investment gains in the first quarter of 1996 were $33,000 or approximately $.01 per share, compared to $64,000 or $.01 per share for the same period in 1995.

PREMIUMS

Trenwick's net premiums written of $58.9 million for the first quarter 1996 represented a 19% increase over the same period in 1995. The distribution of the Company's net premiums written by type was as follows (in thousands):

                                     Three Months Ended
                                           March 31,
                               ---------------------------------
                               1996           1995      % Change
                               ----           ----      --------
CASUALTY
  Treaty                     $37,351        $25,756          45%
  Specialty                    9,780         11,593         (16)
  Facultative                  1,354          1,462          (8)
                             -------        -------          --
                              48,485         38,811          25
PROPERTY                      10,398         10,566          (2)
                             -------        -------          --
Total                        $58,883        $49,377          19%
                             =======        =======          ==

Trenwick's premium growth in the first quarter resulted from an increase in casualty treaty business. This growth was primarily driven by business associated with the senior underwriting executives hired in 1995. This business was developed through existing and new relationships with various reinsurance brokers. Specialty business declined as a result of the non-renewal of certain accounts in 1994 and 1995 which did not meet the Company's pricing standards.

New casualty business increased 73% in the quarter over the same period in 1995 and represented approximately 26% of total premium writings during the period. Increases in participations in renewal transactions and growth in the original business written by several ceding companies ("continuing casualty business") increased 12% in the quarter over the same period in 1995. Continuing casualty business represented 56% of the total premium writings during the period. The Company's property business, representing 18% of total premium writings for the quarter, declined marginally.

Subsequent to the close of the quarter, Trenwick America Re entered into a strategic reinsurance agreement with Transatlantic Reinsurance Company (Transatlantic Re), a wholly owned subsidiary of Transatlantic Holdings Inc. Transatlantic Re is the broker market leader in providing reinsurance to the health care industry in the U.S., including managed care products, hospital professional liability for institutions and medical professional liability for doctors. Through this agreement, Trenwick America Re will provide Transatlantic Re with incremental risk capacity that will further strengthen its lead in the marketplace. Trenwick expects that this agreement will result in new writings in 1996 of approximately $8 million to $10 million.

UNDERWRITING EXPERIENCE

The combined ratio is one means of measuring the profitability of a property and casualty company. The combined ratio reflects underwriting experience, but does not reflect income from investments or provisions for income taxes. A combined ratio below 100% indicates profitable underwriting and a combined ratio exceeding 100% indicates unprofitable underwriting. Although a reinsurer may have unprofitable underwriting results, the reinsurer may still be profitable because of investment income earned on the accumulated invested assets.

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the period indicated, together with Trenwick America Re's combined ratio calculated on a statutory basis:

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                         1996          1995
                                         ----          ----
Claims and claims expense ratio          61.2%         69.7%
                                         ----          ----
Expense ratio:
 Policy acquisition expense ratio        25.7          21.1
 Underwriting expense ratio               8.4           6.4
                                         ----          ----
 Total expense ratio                     34.1%         27.5%
                                         ----          ----

Combined ratio (GAAP basis)              95.3%         97.2%
                                         ----          ----

Trenwick America Re
 statutory combined ratio                93.8%         95.8%
                                         ----          ----


As indicated, Trenwick's claims and claims expense ratio improved in the first quarter of 1996 compared to the same period in 1995. The claims and claims expense ratio in the first quarter of 1996 includes favorable development of approximately $1.7 million from casualty business written in prior years. Additionally, the Company's first quarter 1995 loss ratio includes 2 percentage points associated with a preliminary estimate of claims arising from the Kobe, Japan earthquake.

INVESTMENT INCOME

Net investment income of $9.9 million increased 16% in the first quarter of 1996 compared to $8.5 million for the same period in 1995. Pre-tax yields on invested assets averaged 6.3% in 1996 and 1995. The increase in investment income is due primarily to the continued growth in the Company's invested asset base along with an increase in operating cash flow.

The taxable and non-taxable components of the Company's net investment income were as follows (in thousands):

                                          Three Months Ended
                                              March 31,
                                          ------------------
                                          1996          1995
                                          ----          ----
Taxable                                  $5,614        $4,722
Non-taxable                               4,255         3,822
                                          -----         -----
                                         $9,869        $8,544
                                         ======        ======

Net investment income, after-tax         $7,721        $6,760
                                         ======        ======

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, Trenwick's consolidated investments and cash totaled $675.9 million, as compared to $660.0 million at December 31, 1995. The fair value of the Company's fixed maturity portfolio exceeded amortized cost of $616.0 and $609.8 million by $11.8 and $23.8 million at March 31, 1996, and December 31, 1995, respectively. At March 31, 1996 and at December 31, 1995, the fair value of the Company's equity securities exceeded cost by $2.9 million.

As of March 31, 1996, Trenwick's consolidated stockholders' equity totaled $239.3 million or $36.26 per share, as compared to $240.8 million or $36.54 per share at December 31, 1995. The nominal decrease in consolidated stockholders' equity is due to a decrease in the market value of the Company's fixed maturity and equity investments, offsetting the increase from earnings in the period. Since December 31, 1995, the unrealized appreciation of the Company's fixed maturity and equity investments declined $7.8 million, net of tax, or $1.18 per share, primarily as a result of the increase in interest rates since December 31, 1995.

Statutory surplus of Trenwick America Re was $263.7 million as of March 31, 1996, compared to $257.6 million as of December 31, 1995.

Cash flow from operations of $30.1 million in the first quarter of 1996 increased approximately 83% compared to cash flow from operations of $16.5 million in the first quarter of 1995. The increase in cash flow from operations reflected an overall increase in premium writings.

Trenwick declared a first quarter dividend of $.31 per share in 1996, compared to $.28 in the first quarter of 1995.

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


                                            TRENWICK GROUP INC.
                                       -----------------------------
                                              (Registrant)


  Date:  May 13, 1996                          JAMES F. BILLETT, JR.
        -------------                  -----------------------------
                                       James F. Billett, Jr.
                                       Chairman, President and
                                       Chief Executive Officer


  Date:  May 13, 1996                             ALAN L. HUNTE
         ------------                  ------------------------
                                       Alan L. Hunte
                                       Vice President, Chief Financial Officer
                                       and Treasurer