Form 10-Q
period 1996-06-30
TRENWICK GROUP INC
filed 1996-08-13
CIK 787952

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996.

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

YES ..x..  NO .......

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                       Class                       Outstanding at July 31, 1996
                       -----                       ----------------------------
          Common Stock, $.10 par value                       6,702,312

===============================================================================

                               TRENWICK GROUP INC.

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I.  Financial Information

Consolidated Balance Sheet
  June 30, 1996 and December 31, 1995                                    3

Consolidated Statement of Income
  Three and Six Months Ended June 30, 1996 and 1995                      4

Consolidated Statement of Changes in Stockholders' Equity
  Three and Six Months Ended June 30, 1996 and 1995                      5

Consolidated Statement of Cash Flows
  Six Months Ended June, 1996 and 1995                                   6

Notes to Consolidated Financial Statements                              7-8

Management's Discussion and Analysis
  of Financial Condition and Results of Operations                      9-12


PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                              14

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                              June 30,     December 31,
                                                                1996           1995
                                                              --------     ------------
                                                               (dollars in thousands)
          Assets

Fixed maturity investments available for sale at
 fair value (amortized cost: $647,809 and $609,751)          $ 653,211       $ 633,525
Equity securities available for sale at
 fair value (cost: $14,557 and $16,807)                         18,013          19,719
Cash and cash equivalents                                        8,327           6,760
                                                             ---------       ---------

     Total investments and cash                                679,551         660,004

Accrued investment income                                       10,419          10,198
Receivables from ceding insurers                                67,695          48,979
Reinsurance recoverable balances, net                           72,639          68,449
Deferred policy acquisition costs                               22,283          16,725
Net deferred income taxes                                       20,230          13,585
Other assets                                                     3,267           2,990
                                                             ---------       ---------

     Total assets                                            $ 876,084       $ 820,930
                                                             =========       =========

         Liabilities and Stockholders' Equity

Liabilities:
 Unpaid claims and claims expenses                           $ 443,306       $ 411,874
 Unearned premium income                                        74,157          56,050
 Convertible debentures                                        103,500         103,500
 Other liabilities                                               9,653           8,730
                                                             ---------       ---------
     Total liabilities                                         630,616         580,154
                                                             ---------       ---------

Stockholders' equity:
 Preferred stock, $.10 par value,
  1,000,000 shares authorized; none outstanding
 Common stock, $.10 par value, 15,000,000 shares
  authorized; 6,702,312and 6,590,411 shares outstanding            670             659
 Additional paid-in capital                                     93,777          89,920
 Retained earnings                                             146,334         133,949
 Net unrealized appreciation of investments,
   net of income taxes                                           5,758          17,346
 Deferred compensation under stock award plan                   (1,071)         (1,098)
                                                             ---------       ---------

     Total stockholders' equity                                245,468         240,776
                                                             ---------       ---------
     Total liabilities and stockholders' equity              $ 876,084       $ 820,930
                                                             =========       =========

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                 Three Months Ended            Six Months Ended
                                                       June 30,                    June 30,
                                               -----------------------      ----------------------
                                                 1996          1995           1996          1995
                                                 ----          ----           ----          ----
                                                       (in thousands except per share data)
Revenues:
   Net premiums earned                         $ 53,376       $ 43,698      $101,067      $ 88,162
   Net investment income                         10,185          9,193        20,054        17,737
   Net realized investment gains (losses)           (11)            52            39           150
                                               --------       --------      --------      --------

       Total revenues                            63,550         52,943       121,160       106,049
                                               --------       --------      --------      --------

Expenses:
   Claims and claims expenses incurred           32,775         28,586        61,974        59,593
   Policy acquisition costs                      14,716         10,525        26,958        19,895
   Underwriting expenses                          3,343          2,938         7,371         5,804
   Interest expense                               1,625          1,627         3,249         3,251
                                               --------       --------      --------      --------

       Total expenses                            52,459         43,676        99,552        88,543
                                               --------       --------      --------      --------

Income before income taxes                       11,091          9,267        21,608        17,506
Income taxes                                      2,764          1,927         5,099         3,662
                                               --------       --------      --------      --------

       Net income                              $  8,327       $  7,340      $ 16,509      $ 13,844
                                               ========       ========      ========      ========

PRIMARY EARNINGS PER SHARE                     $   1.22       $   1.09      $   2.42      $   2.07
                                               ========       ========      ========      ========

   Weighted average shares outstanding            6,817          6,710         6,818         6,700
                                               ========       ========      ========      ========

FULLY DILUTED EARNINGS PER SHARE
   (assuming conversion of dilutive
   convertible debentures)                     $   1.05       $    .95      $   2.08      $   1.81
                                               ========       ========      ========      ========

Weighted average shares outstanding               8,962          8,844         8,953         8,834
                                               ========       ========      ========      ========

Dividends per common share                     $    .31       $    .28      $    .62      $    .56
                                               ========       ========      ========      ========

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                         Three Months Ended               Six Months Ended
                                                               June 30,                       June 30,
                                                      -------------------------       -------------------------
                                                         1996           1995            1996            1995
                                                         ----           ----            ----            ----
                                                                       (dollars in thousands)
Stockholders' equity, beginning of period             $ 239,338       $ 204,029       $ 240,776       $ 188,213

Common stock, $.10 par value, and additional paid-in-capital:

Exercise of employer stock options
   (119,852, 3,000, 127,852 and 22,500 shares)            3,438              59           3,596             247
Income tax benefit resulting from
   excess compensation expenses allowable
   for income tax purposes                                  959              --           1,053              82
Restricted common stock awarded
   (241, 16,650, 6,436 and 21,304 shares)                    13             728             333             933
Restricted common stock awards cancelled
   (2,100 shares)                                           (91)             --             (91)             --
Common stock purchased and retired
   (16,803, 20,287 and 3,056 shares)                       (843)             --          (1,023)           (134)

Retained earnings:

Net income                                                8,327           7,340          16,509          13,844
Cash dividends                                           (2,078)         (1,815)         (4,124)         (3,624)

Net unrealized appreciation (depreciation) of investments available for sale:

Change in unrealized appreciation (depreciation)         (5,861)         13,851         (17,828)         30,630
Change in applicable deferred income taxes                2,052          (4,848)          6,240         (10,720)

Deferred compensation under stock award plan:

Restricted common stock awarded                             (13)           (728)           (333)           (933)
Restricted commom stock awards cancelled                     91              --              91              --
Compensation expense recognized                             136             134             269             212
                                                      ---------       ---------       ---------       ---------

Stockholders' equity, end of period                   $ 245,468       $ 218,750       $ 245,468       $ 218,750
                                                      =========       =========       =========       =========

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six Months Ended
                                                             June 30,
                                                     -----------------------
                                                       1996           1995
                                                          (in thousands)
Cash flows from operating activities:
   Premiums collected                                $ 79,066       $ 70,205
   Ceded premiums paid                                 (3,109)        (4,690)
   Claims and claims expenses paid                    (43,994)       (42,468)
   Claims and claims expenses recovered                 3,175          4,635
   Underwriting expenses paid                          (7,713)        (5,872)
                                                     --------       --------

Cash provided by underwriting activities:              27,425         21,810
   Net investment income received                      20,573         20,015
   Interest and other expenses paid                    (3,085)        (3,131)
   Income taxes paid                                   (4,881)        (5,923)
                                                     --------       --------

   Cash provided by operating activities               40,032         32,771
                                                     --------       --------

Cash flows for investing activities:
   Purchases of fixed maturity investments            (72,910)       (81,647)
   Sales of fixed maturity investments                  7,936         25,656
   Maturities of fixed maturity investments            26,207         20,382
   Purchases of equity securities                        (115)          (100)
   Sales of equity securities                           2,375             --
   Additions to premises and equipment                   (407)          (270)
                                                     --------       --------

   Cash used for investing activities                 (36,914)       (35,979)
                                                     --------       --------

Cash flows for financing activities:
   Issuance of common stock                             3,596            247
   Repurchase of common stock                          (1,023)          (134)
   Dividends paid                                      (4,124)        (3,624)
                                                     --------       --------

   Cash used for financing activities                  (1,551)        (3,511)
                                                     --------       --------

Increase(decrease) in cash and cash equivalents         1,567         (6,719)

Cash and cash equivalents, beginning of period          6,760          9,784
                                                     --------       --------

Cash and cash equivalents, end of period             $  8,327       $  3,065
                                                     ========       ========

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation:

      The interim consolidated financial statements includes those of Trenwick Group Inc. and its subsidiaries and have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with prior periods. Certain items in the financial statements have been reclassified to conform with the 1996 presentation.

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

2.    Reinsurance:

      Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written, premiums earned and claims and claims expenses incurred is as follows (in thousands):

                                       Premiums Written
                   ---------------------------------------------------------
                      Three Months Ended               Six Months Ended
                           June 30,                        June 30,
                   -------------------------       -------------------------
                      1996           1995            1996            1995
                      ----           ----            ----            ----
      Assumed      $  65,503       $  54,635       $ 129,534       $ 107,932

      Ceded           (5,232)         (4,089)        (10,380)         (8,009)
                   ---------       ---------       ---------       ---------

      Net          $  60,271       $  50,546       $ 119,154       $  99,923
                   =========       =========       =========       =========

                                       Premiums Earned
                   ---------------------------------------------------------
                      Three Months Ended               Six Months Ended
                           June 30,                        June 30,
                   -------------------------       -------------------------
                      1996           1995            1996            1995
                      ----           ----            ----            ----
      Assumed      $  58,592       $  47,810       $ 111,427       $  96,195

      Ceded           (5,216)         (4,112)        (10,360)         (8,033)
                   ---------       ---------       ---------       ---------

      Net          $  53,376       $  43,698       $ 101,067       $  88,162
                   =========       =========       =========       =========

                              Claims and Claims Expenses Incurred
                   ---------------------------------------------------------
                      Three Months Ended               Six Months Ended
                           June 30,                        June 30,
                   -------------------------       -------------------------
                      1996           1995            1996            1995
                      ----           ----            ----            ----
      Assumed      $ 39,579       $ 34,058       $ 75,927       $ 70,646

      Ceded          (6,804)        (5,472)       (13,953)       (11,053)
                   --------       --------       --------       --------

      Net          $ 32,775       $ 28,586       $ 61,974       $ 59,593
                   ========       ========       ========       ========

3.    Stock Options and Benefit Plans:

      For the six months ended June 30, 1996, Trenwick awarded key employees an aggregate of 6,436 shares of common stock under the terms of the 1989 Stock Plan, valued at an average of $51.74 per share (approximately $333,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the six month period, 20,287 shares were repurchased at an average of $50.43 per share (approximately $1,023,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

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

OPERATING RESULTS

Trenwick Group Inc. reported an increase in its second quarter consolidated net income of 13% to $8.3 million or $1.22 per share compared to $7.3 million or $1.09 per share in the second quarter of 1995. Consolidated net income was $16.5 million or $2.42 per share in the first half of 1996 compared to $13.8 million or $2.07 per share in the first half of 1995. Fully diluted earnings per share were $1.05 and $2.08 in the second quarter and first half of 1996, respectively, compared to $.95 and $1.81 for the same periods in 1995.

Operating income (net income excluding after-tax realized investment gains and losses) was as follows (in thousands, except per share data):

                              Three Months Ended                 Six Months Ended
                                    June 30,                          June 30,
                         ----------------------------     ------------------------------
                          1996        1995    %Change      1996         1995     %Change
                          ----        ----    -------      ----         ----     -------
Operating income         $8,335      $7,306      14%      $16,484      $13,746      20%

Operating income
 per share:
   Primary               $ 1.22      $ 1.09      12%      $  2.42      $  2.05      18%
   Fully diluted         $ 1.05      $  .95      11%      $  2.08      $  1.79      16%

Realized after-tax investment losses in the second quarter of 1996 were $8,000 compared to realized after-tax investment gains of $34,000 in the second quarter of 1995. For the first half of 1996, realized after-tax investment gains were $25,000 compared to $98,000 or approximately $.01 per share for the same period in 1995.

PREMIUMS

Trenwick's net premiums written increased 19% to $60.3 million in the second quarter of 1996 compared to $50.5 million in the same period in 1995. Net premiums written in the first half of 1996 also increased 19% to $119.2 million compared to the same period in 1995. The distribution of the Company's net premiums written by type was as follows (in thousands):

                             Three Months Ended                           Six Months Ended
                                  June 30,                                    June 30,
                     -------------------------------------       -------------------------------------
                       1996         1995           %Change        1996          1995           %Change
                       ----         ----           -------        ----          ----           -------
CASUALTY
   Treaty            $40,785       $28,849            41%        $78,136       $54,605            43%
   Specialty          11,569        13,478           (14)         21,349        25,071           (15)
   Facultative         1,592         1,677            (5)          2,946         3,139            (6)
                    --------      --------           ---        --------      --------           ---
                      53,946        44,004            23         102,431        82,815            24
PROPERTY               6,325         6,542            (3)         16,723        17,108            (2)
                    --------      --------           ---        --------      --------           ---
Total                $60,271       $50,546            19%       $119,154       $99,923            19%
                    ========      ========           ===        ========      ========           ===

Trenwick's premium growth in the second quarter and first half of 1996 resulted from an increase in casualty treaty business. This growth was primarily driven by business associated with the senior underwriting executives hired in 1995, including the previously reported strategic reinsurance agreement with Transatlantic Reinsurance Company. This business was developed through existing and new relationships with various reinsurance brokers. Specialty business declined as a result of the non-renewal of certain accounts which did not meet the Company's pricing standards and a decline in business written by certain ceding companies.

New casualty business increased 60% and 65% in the quarter and first half of 1996 over the same periods in 1995 and represented approximately 32% and 29% of total premium writings during the periods. Continuing casualty business increased 10% and 11% in the quarter and for the first half of 1996 over the same period in 1995, as a result of increases in participations in renewal transactions and growth in the original business written by several ceding companies. Continuing casualty business represented 57% of the total premium writings during the periods. The Company's property business, representing 11% and 14% of total premium writings for the quarter and first half of 1996, declined marginally.

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

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the period indicated, together with Trenwick America Re's combined ratio calculated on a statutory basis:

                                        Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                        -------------------    ----------------
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
Claims and claims expense ratio           61.4%      65.4%      61.3%      67.6%
                                          ----       ----       ----       ----
Expense ratio:
  Policy acquisition expense ratio        27.6       24.1       26.7       22.6
  Underwriting expense ratio               6.3        6.7        7.3        6.6
                                          ----       ----       ----       ----
  Total expense ratio                     33.9%      30.8%      34.0%      29.2%
                                          ----       ----       ----       ----

Combined ratio (GAAP basis)               95.3%      96.2%      95.3%      96.8%
                                          ----       ----       ----       ----

Trenwick America Re
statutory combined ratio                  95.3%      97.6%      94.6%      96.8%
                                          ----       ----       ----       ----

As indicated, Trenwick's claims and claims expense ratio improved in the second quarter and first half of 1996 compared to the same periods in 1995. The claims and claims expense ratio in the first half of 1996 includes favorable development of approximately $2.9 million from casualty business written in prior years.

INVESTMENT INCOME

Net investment income of $10.2 million in the second quarter of 1996 increased 11% compared to $9.2 million for the same period in 1995. Net investment income of $20.1 million in the first half of 1996 increased 13% compared to $17.7 million in the first half of 1995. Pre-tax yields on invested assets averaged 6.5% in both 1996 and 1995. The increase in investment income is due primarily to the continued growth in the Company's invested asset base along with an increase in operating cash flow.

The taxable and non-taxable components of the Company's net investment income, net of investment expenses, were as follows (in thousands):

                                        Three Months Ended         Six Months Ended
                                            June 30,                 June 30,
                                       --------------------      --------------------
                                        1996         1995         1996         1995
                                        ----         ----         ----         ----
Taxable                                $ 6,548      $ 5,757      $12,787      $11,029
Non-taxable                              3,637        3,436        7,267        6,708
                                       -------      -------      -------      -------
                                       $10,185       $9,193      $20,054      $17,737
                                       =======      =======      =======      =======

Net investment income, after-tax       $  7,929     $7,215       $15,650      $13,975
                                       ========     ======       =======      =======

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, Trenwick's consolidated investments and cash totaled $679.6 million, as compared to $660.0 million at December 31, 1995. The fair value of the Company's fixed maturity portfolio exceeded amortized cost of $647.8 million and $609.8 million by $5.4 million and $23.8 million at June 30, 1996 and December 31, 1995, respectively. At June 30, 1996 and at December 31, 1995, the fair value of the Company's equity securities exceeded cost of $18.0 million and $19.7 million by $3.4 million and $2.9 million, respectively.

As of June 30, 1996, Trenwick's consolidated stockholders' equity totaled $245.5 million or $36.63 per share, as compared to $240.8 million or $36.54 per share at December 31, 1995. This increase resulted from earnings in the period reduced by a decrease in the market value of the Company's fixed maturity and equity investments. Since December 31, 1995, the unrealized appreciation of the Company's fixed maturity and equity investments declined $11.6 million, net of tax, or $1.73 per share, primarily as a result of the increase in interest rates since December 31, 1995.

Statutory surplus of Trenwick America Re was $270.6 million as of June 30, 1996, compared to $257.6 million as of December 31, 1995.

Cash flow from operations of $40.0 million in the first half of 1996 increased approximately 22% compared to cash flow from operations of $32.8 million in the first half of 1995. The increase in cash flow from operations reflected an overall increase in premium writings.

Trenwick declared a second quarter dividend of $.31 per share in 1996, compared to $.28 in the second quarter of 1995.

PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

A total of 5,769,285 shares, or 87.4% of the 6,601,122 shares of common stock outstanding on the March 29, 1996 record date, were represented at the Company's Annual Meeting of Stockholders held on May 23, 1996. Voting results were as follows:

On the proposal to elect Messrs. Anthony S. Brown, Donald E. Chisholm, Neil Dunn and P. Anthony Jacobs to serve in Class III until 1999, each of Messrs. Brown, Dunn and Jacobs was elected by an affirmative vote of 5,760,875 shares, with 8,410 shares withheld, and Mr. Chisholm was elected by an affirmative vote of 5,759,594 shares, with 9,691 shares withheld.

On the proposal to ratify the appointment of Price Waterhouse LLP as independent accountants for the year ending December 31, 1996, there were 5,760,865 shares voted in favor, 220 shares opposed, 8,200 shares abstaining and no broker non-votes.

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


                                             TRENWICK GROUP INC.
                                     -----------------------------------
                                                (Registrant)


Date:  August 13, 1996                       JAMES F. BILLETT, JR.
      ----------------               -----------------------------------
                                     James F. Billett, Jr.
                                     Chairman, President and
                                     Chief Executive Officer


Date:  August 13, 1996                          ALAN L. HUNTE
       ---------------               -----------------------------------
                                     Alan L. Hunte
                                     Vice President, Chief Financial Officer
                                     and Treasurer