Form 10-Q
period 1996-09-30
TRENWICK GROUP INC
filed 1996-11-13
CIK 787952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1996.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period _______________ to _______________.

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

                                    YES   X    NO
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

            Class                                Outstanding at October 31, 1996

Common Stock, $.10 par value                                6,706,717

                               TRENWICK GROUP INC.

                                      INDEX



                                                                          Page
PART I.  Financial Information                                            Number
                                                                          ------
Consolidated Balance Sheet
  September 30, 1996 and December 31, 1995                                  3

Consolidated Statement of Income
  Three and Nine Months Ended September 30, 1996 and 1995                   4

Consolidated Statement of Changes in Stockholders' Equity
  Three and Nine Months Ended September 30, 1996 and 1995                   5

Consolidated Statement of Cash Flows
  Nine Months Ended September 30, 1996 and 1995                             6

Notes to Consolidated Financial Statements                                 7-8

Management's Discussion and Analysis
  of Financial Condition and Results of Operations                         9-12


PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                 14

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                               September 30,   December 31,
                                                               -------------   ------------
                                                                   1996            1995
                                                                   ----            ----
                                                                  (dollars in thousands)
          Assets

Fixed maturity investments available for sale at
 fair value (amortized cost: $672,520 and $609,751)             $ 681,417         $ 633,525
Equity securities available for sale at
 fair value (cost: $14,578 and $10,507)                            18,377            13,419
Cash and cash equivalents                                           9,486             6,760
                                                                ---------         ---------

     Total investments and cash                                   709,280           653,704

Accrued investment income                                          10,247            10,198
Receivables from ceding insurers                                   61,507            48,979
Reinsurance recoverable balances, net                              76,519            68,449
Deferred policy acquisition costs                                  22,228            16,725
Net deferred income taxes                                          19,202            13,585
Other assets                                                        3,137             9,290
                                                                ---------         ---------

     Total assets                                               $ 902,120         $ 820,930
                                                                =========         =========

         Liabilities and Stockholders' Equity

Liabilities:
 Unpaid claims and claims expenses                              $ 456,805         $ 411,874
 Unearned premium income                                           74,304            56,050
 Convertible debentures                                           103,500           103,500
 Other liabilities                                                 12,949             8,730
                                                                ---------         ---------
     Total liabilities                                            647,558           580,154
                                                                ---------         ---------

Stockholders' equity:
 Preferred stock, $.10 par value,
  1,000,000 shares authorized; none outstanding
 Common stock, $.10 par value, 15,000,000 shares
  authorized; 6,706,717 and 6,590,411 shares outstanding              671               659
 Additional paid-in capital                                        93,982            89,920
 Retained earnings                                                152,775           133,949
 Net unrealized appreciation of investments,
   net of income taxes                                              8,252            17,346
 Deferred compensation under stock award plan                      (1,118)           (1,098)
                                                                ---------         ---------

     Total stockholders' equity                                   254,562           240,776
                                                                ---------         ---------
     Total liabilities and stockholders' equity                 $ 902,120         $ 820,930
                                                                =========         =========


        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                 -------------------------       -------------------------
                                                    1996         1995              1996             1995
                                                    ----         ----              ----             ----
                                                           (in thousands except per share data)

Revenues:
   Net premiums earned                           $ 55,008         $ 43,200        $156,075        $131,362
   Net investment income                           10,332            9,354          30,386          27,091
   Net realized investment gains (losses)             (21)             131              18             281
                                                 --------         --------        --------        --------

       Total revenues                              65,319           52,685         186,479         158,734
                                                 --------         --------        --------        --------

Expenses:
   Claims and claims expenses incurred             33,428           25,854          95,402          85,447
   Policy acquisition costs                        15,711           11,957          42,669          31,852
   Underwriting expenses                            3,426            3,219          10,797           9,023
   Interest expense                                 1,626            1,622           4,875           4,873
                                                 --------         --------        --------        --------

       Total expenses                              54,191           42,652         153,743         131,195
                                                 --------         --------        --------        --------

Income before income taxes                         11,128           10,033          32,736          27,539
Income taxes                                        2,608            2,077           7,707           5,739
                                                 --------         --------        --------        --------

       Net income                                $  8,520         $  7,956        $ 25,029        $ 21,800
                                                 ========         ========        ========        ========

PRIMARY EARNINGS PER SHARE                       $   1.24         $   1.18        $   3.66        $   3.26
                                                 ========         ========        ========        ========

   Weighted average shares outstanding              6,860            6,739           6,832           6,691
                                                 ========         ========        ========        ========

FULLY DILUTED EARNINGS PER SHARE
   (assuming conversion of dilutive
   convertible debentures)                       $   1.06         $   1.01        $   3.14        $   2.80
                                                 ========         ========        ========        ========

Weighted average shares outstanding                 8,994            8,941           8,971           8,921
                                                 ========         ========        ========        ========

Dividend per common share                       $    .31         $    .28        $    .93        $    .84
                                                 ========         ========        ========        ========

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                       -------------------------       -------------------------
                                                                         1996             1995            1996            1995
                                                                         ----             ----            ----            ----
                                                                                          (dollars in thousands)

Stockholders' equity, beginning of period                              $ 245,468       $ 218,750       $ 240,776       $ 188,213

Common stock, $.10 par value, and additional paid-in-capital:

Exercise of employer stock options
   (1,000, 13,000, 128,852 and 35,500 shares)                                 40             257           3,636             504
Income tax benefit resulting from
   excess compensation expenses allowable
   for income tax purposes                                                    --              93           1,053             175
Restricted common stock awarded
   (3,584, 10,020 and 21,304 shares)                                         174              --             507             933
Restricted common stock awards cancelled
   (2,100 shares)                                                             --              --             (91)             --
Common stock purchased and retired
   (179, 20,466 and 3,056 shares)                                             (8)             --          (1,031)           (134)

Retained earnings:

Net income                                                                 8,520           7,956          25,029          21,800
Cash dividends                                                            (2,079)         (1,818)         (6,203)         (5,442)

Net unrealized appreciation (depreciation) of investments available for sale:

Change in unrealized appreciation (depreciation)                           3,838           1,411         (13,990)         32,041
Change in applicable deferred income taxes                                (1,344)           (494)          4,896         (11,214)

Deferred compensation under stock award plan:

Restricted common stock awarded                                             (174)             --            (507)           (933)
Restricted common stock awards cancelled                                      --              --              91              --
Compensation expense recognized                                              127             160             396             372
                                                                       ---------       ---------       ---------       ---------

Stockholders' equity, end of period                                    $ 254,562       $ 226,315       $ 254,562       $ 226,315
                                                                       =========       =========       =========       =========



        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        1996            1995
                                                        ----            ----
                                                           (in thousands)

Cash flows from operating activities:
   Premiums collected                                $ 130,374        $ 112,853
   Ceded premiums paid                                  (5,102)          (6,337)
   Claims and claims expenses paid                     (73,219)         (67,037)
   Claims and claims expenses recovered                  3,683            6,251
   Underwriting expenses paid                          (10,027)          (8,304)
                                                     ---------        ---------

Cash provided by underwriting activities:               45,709           37,426
   Net investment income received                       31,527           29,216
   Interest and other expenses paid                     (3,085)          (3,131)
   Income taxes paid                                    (5,585)          (8,026)
                                                     ---------        ---------

   Cash provided by operating activities                68,566           55,485
                                                     ---------        ---------

Cash flows for investing activities:
   Purchases of fixed maturity investments            (120,522)        (126,863)
   Sales of fixed maturity investments                  12,934           40,171
   Maturities of fixed maturity investments             43,682           37,932
   Purchases of equity securities                         (158)            (150)
   Sales of equity securities                            2,375               --
   Additions to premises and equipment                    (553)            (418)
                                                     ---------        ---------

   Cash used for investing activities                  (62,242)         (49,328)
                                                     ---------        ---------

Cash flows for financing activities:
   Issuance of common stock                              3,636              504
   Repurchase of common stock                           (1,031)            (134)
   Dividends paid                                       (6,203)          (5,442)
                                                     ---------        ---------

   Cash used for financing activities                   (3,598)          (5,072)
                                                     ---------        ---------

Increase in cash and cash equivalents                    2,726            1,085

Cash and cash equivalents, beginning of period           6,760            9,784
                                                     ---------        ---------

Cash and cash equivalents, end of period             $   9,486        $  10,869
                                                     =========        =========


        The accompanying notes are an integral part of these statements.

 .                               TRENWICK GROUP INC.

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

2.    Reinsurance:

      Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written, premiums earned and claims and claims expenses incurred is as follows (in thousands):



                                        Premiums Written
                   ---------------------------------------------------------
                        Three Months Ended             Nine Months Ended
                           September 30,                  September 30,
                   -------------------------       -------------------------
                      1996            1995            1996            1995
                      ----            ----            ----            ----

      Assumed      $  60,574       $  54,988       $ 190,108       $ 162,920

      Ceded           (5,462)         (4,533)        (15,842)        (12,542)
                   ---------       ---------       ---------       ---------

      Net          $  55,112       $  50,455       $ 174,266       $ 150,378
                   =========       =========       =========       =========

                                        Premiums Earned
                   ---------------------------------------------------------
                        Three Months Ended             Nine Months Ended
                           September 30,                  September 30,
                   -------------------------       -------------------------
                      1996            1995            1996            1995
                      ----            ----            ----            ----
 .
      Assumed      $  60,427       $  47,936       $ 171,854       $ 144,131

      Ceded           (5,419)         (4,736)        (15,779)        (12,769)
                   ---------       ---------       ---------       ---------

      Net          $  55,008       $  43,200       $ 156,075       $ 131,362
                   =========       =========       =========       =========


                               Claims and Claims Expenses Incurred
                    ---------------------------------------------------------
                        Three Months Ended             Nine Months Ended
                           September 30,                  September 30,
                   -------------------------       -------------------------
                      1996            1995            1996            1995
                      ----            ----            ----            ----
      Assumed      $  41,381       $  31,421       $ 117,308       $ 102,067

      Ceded           (7,953)         (5,567)        (21,906)        (16,620)
                   ---------       ---------       ---------       ---------

      Net          $  33,428       $  25,854       $  95,402       $  85,447
                   =========       =========       =========       =========

3.    Stock Awards and Benefit Plans:

      For the nine months ended September 30, 1996, Trenwick awarded key employees an aggregate of 10,020 shares of common stock under the terms of the 1989 Stock Plan, valued at an average of $50.60 per share (approximately $507,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five to seven year vesting period. During the nine month period, 20,466 shares were repurchased at an average of $50.38 per share (approximately $1,031,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

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

OPERATING RESULTS

Trenwick Group Inc. reported an increase in its third quarter consolidated net income of 7% to $8.5 million or $1.24 per share compared to $8.0 million or $1.18 per share in the third quarter of 1995. Consolidated net income was $25.0 million or $3.66 per share for the nine months ended September 30, 1996 compared to $21.8 million or $3.26 per share for the nine months ended September 30, 1995. Fully diluted earnings per share were $1.06 and $3.14 in the third quarter and for the nine months ended September 30, 1996, respectively, compared to $1.01 and $2.80 for the same periods in 1995.

Operating income (net income excluding after-tax realized investment gains and losses) was as follows (in thousands, except per share data):

                                         Three Months Ended                         Nine Months Ended
                                            September 30,                             September 30,
                                  -------------------------------         ------------------------------------
                                   1996         1995      %Change           1996           1995         %Change
                                   ----         ----      -------           ----           ----         -------

Operating income                  $8,534       $7,871        8%           $25,017         $21,617          16%

Operating income
 per share:
   Primary                         $1.24        $1.17        6%             $3.66           $3.23          13%
   Fully diluted                   $1.07        $1.00        7%             $3.14           $2.78          13%

Realized after-tax investment losses in the third quarter of 1996 were $(14,000) or approximately $(.01) per share compared to after-tax realized gains of $85,000 or approximately $.01 per share for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, realized after-tax investment gains were $12,000 compared to $183,000 or approximately $.03 per share for the nine months ended September 30, 1995.

PREMIUMS

Trenwick's net premiums written increased 9% to $55.1 million in the third quarter of 1996 compared to $50.5 million in the same period in 1995. Net premiums written for the nine months ended September 30, 1996 increased 16% to $174.3 million compared to the same period in 1995. The distribution of the Company's net premiums written by type was as follows (in thousands):

                                 Three Months Ended                         Nine Months Ended
                                    September 30,                              September 30,
                     ---------------------------------------     --------------------------------------
                        1996         1995            %Change       1996          1995           %Change
                        ----         ----            -------       ----          ----           -------

CASUALTY
    Treaty           $ 31,523      $ 25,164            25%       $109,659      $ 79,768            37%
    Specialty          13,369        14,681            (9)         34,718        39,752           (13)
    Facultative         2,074         1,332            56           5,020         4,471            12
                        -----         -----            --           -----         -----            --
                       46,966        41,177            14         149,397       123,991            20
PROPERTY                8,146         9,278           (12)         24,869        26,387            (6)
                        -----         -----           ---          ------        ------            --
Total                $ 55,112      $ 50,455             9%       $174,266      $150,378            16%
                     ========      ========             =        ========      ========            ==


Trenwick's premium growth in the third quarter and for the nine months ended September 30, 1996 continued to result from an increase in new casualty treaty business. This business was developed primarily by the senior underwriting executives hired in 1995 through existing and new relationships with various reinsurance brokers. Competitive market conditions in the primary insurance industry have caused ceding companies to reduce their reinsurance buying. These conditions have primarily had an impact on the Company's casualty specialty business, reducing the overall rate of growth in the quarter. In addition, the Company declined to renew certain accounts which did not meet its pricing standards. Property business also decreased as a result of continued price deterioration in the quarter.

New casualty business increased 36% and 53% in the quarter and for the nine months ended September 30, 1996 over the same periods in 1995 and represented approximately 36% and 31% of total premium writings during the periods. Continuing casualty business increased 7% and 10% in the quarter and for the nine months ended September 30, 1996 over the same periods in 1995. Continuing casualty business represented 50% and 55% of the total premium writings during the periods. The Company's property business represented approximately 14% of total premium writings for the quarter and for the nine months ended September 30, 1996.

Prior to the close of the quarter, Trenwick reported that Trenwick America Re entered into a broad based strategic reinsurance relationship with UNUM Corporation, through its wholly-owned subsidiary Duncanson & Holt Group ("D&H"). D&H is the largest underwriting manager of accident and health reinsurance in North America. Through this agreement, effective October 1, Trenwick America Re is participating in domestic pools and reinsurance facilities managed by D&H. Trenwick America Re has also agreed that D&H may issue reinsurance contracts in its name in certain situations where D&H's property and casualty clients prefer a property and casualty reinsurer. Trenwick America Re will assume approximately $15 million in annualized reinsurance premium as a result of participating in the domestic pools and reinsurance facilities managed by D&H, in addition to receiving fronting fees on business issued in its name.

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

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the period indicated, together with Trenwick America Re's combined ratio calculated on a statutory basis:

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                       ------------------    -----------------

                                        1996       1995       1996       1995
                                        ----       ----       ----       ----

Claims and claims expense ratio         60.8%      59.8%      61.1%      65.0%
                                        ----       ----       ----       ----
Expense ratio:
  Policy acquisition expense ratio      28.6       27.7       27.3       24.2
  Underwriting expense ratio             6.2        7.5        6.9        6.9
                                        ----       ----       ----       ----
  Total expense ratio                   34.8%      35.2%      34.2%      31.1%
                                        ----       ----       ----       ----

Combined ratio (GAAP basis)             95.6%      95.0%      95.3%      96.1%
                                        ----       ----       ----       ----
Trenwick America Re
statutory combined ratio                95.4%      93.3%      94.8%      95.6%
                                        ----       ----       ----       ----

As indicated, Trenwick's claims and claims expense ratio improved in the third quarter and for the nine months ended September 30, 1996 compared to the same periods in 1995. The claims and claims expense ratio for the nine months ended September 30, 1996 includes favorable development of approximately $3.4 million from business written in prior years.

INVESTMENT INCOME

Net investment income of $10.3 million in the third quarter of 1996 increased 10% compared to $9.4 million for the same period in 1995. Net investment income of $30.4 million for the nine months ended September 30, 1996 increased 12% compared to $27.1 million for the nine months ended September 30, 1995. Pre-tax yields on invested assets, excluding equity securities, averaged 6.4% in both 1996 and 1995. The increase in investment income is due primarily to the continued growth in the Company's invested asset base along with an increase in operating cash flow.

After-tax net investment income in the third quarter of 1996 and for the nine months ended September 30, 1996 was $8.0 million and $23.7 million, respectively, compared to $7.3 million and $21.3 million for the comparative periods in 1995. The effective tax rate on net investment income for the nine months ended September 30 was approximately 22.1% in 1996 and 21.3% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, Trenwick's consolidated investments and cash totaled $709.3 million, as compared to $653.7 million at December 31, 1995. The fair value of the Company's fixed maturity portfolio exceeded amortized cost of $672.5 million and $609.8 million by $8.9 million and $23.7 million at September 30, 1996 and December 31, 1995, respectively. At September 30, 1996 and at December 31, 1995, the fair value of the Company's equity securities exceeded cost of $14.6 million and $10.5 million by $3.8 million and $2.9 million, respectively.

As of September 30, 1996, Trenwick's consolidated stockholders' equity totaled $254.6 million or $37.96 per share, as compared to $240.8 million or $36.54 per share at December 31, 1995. This increase resulted from earnings in the period reduced by a decrease in the market value of the Company's fixed maturity and equity investments. Since December 31, 1995, the unrealized appreciation of the Company's fixed maturity and equity investments declined $9.1 million, net of tax, or $1.36 per share, primarily as a result of the increase in interest rates.

Statutory surplus of Trenwick America Re was $278.6 million as of September 30, 1996, compared to $257.6 million as of December 31, 1995.

Cash flow from operations of $68.6 million for the nine months ended September 30, 1996 increased approximately 24% compared to cash flow from operations of $55.5 million for the nine months ended September 30, 1995. The increase in cash flow from operations reflected an overall increase in premium writings.

Trenwick declared a third quarter dividend of $.31 per share in 1996, compared to $.28 in the third quarter of 1995.

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


                                                       TRENWICK GROUP INC.
                                                 -----------------------------
                                                          (Registrant)


  Date:  November 13, 1996                           JAMES F. BILLETT, JR.
        ------------------                       -----------------------------
                                                 James F. Billett, Jr.
                                                 Chairman, President and
                                                 Chief Executive Officer


  Date:  November 13, 1996                             ALAN L. HUNTE
         -----------------                       -----------------------------
                                                 Alan L. Hunte
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer