Form 10-K
period 1996-12-31
TRENWICK GROUP INC
filed 1997-03-31
CIK 787952

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                            Name of each exchange
               Title of each class                           on which registered
               -------------------                           -------------------
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

YES   X     NO
     ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. / /

     The aggregate market value on February 28, 1997 of the voting stock held by non-affiliates of the registrant was $356,141,427

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

           Class                              Outstanding at February 28, 1997
Common Stock, $.10 par value                              7,954,501

Certain information required by Items 1 through 8 of Form 10-K is incorporated by reference into Parts I and II hereof from the registrant's annual report to stockholders for the fiscal year ended December 31, 1996 and the information required by Items 10 through 13 of Form 10-K is incorporated by reference into
Part III hereof from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1996.

================================================================================

                               TRENWICK GROUP INC.

                                Table of Contents

                                                                                           Page
Item                                                                                      Number
----                                                                                      ------
                                     PART I

   1.  Business  ..................................................................           1
   2.  Properties  ................................................................          17
   3.  Legal Proceedings  .........................................................          17
   4.  Submission of Matters to a Vote of Security Holders  .......................          17

                                     PART II

   5.  Market for the Corporation's Common Stock and Related Stockholder Matters...          18
   6.  Selected Financial Data  ...................................................          19
   7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operation  ......................................................          20
   8.  Financial Statements and Supplementary Data  ...............................          20
   9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure  ......................................................          20

                                    PART III

  10.  Directors and Executive Officers  ..........................................          20
  11.  Executive Compensation  ....................................................          20
  12.  Security Ownership of Certain Beneficial Owners and Management  ............          20
  13.  Certain Relationships and Related Transactions  ............................          20

                                     PART IV

  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  ...........          21

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

Trenwick primarily provides reinsurance to insurers of property and casualty risks in the United States. Trenwick writes both treaty and facultative reinsurance. Treaty is divided into conventional treaty and specialty business. Specialty underwriting combines the actuarial analytical methods of treaty underwriting and the individual risk assessment skills of facultative underwriting. Like treaty reinsurance, specialty reinsurance is written for a class of risk in which statistical methods are used to estimate future profitability. Like facultative underwriting, however, specialty underwriting also relies on the analysis of the reinsured's risks themselves as well as insurance policy forms and rates.

Trenwick generally obtains all of its business through brokers and reinsurance intermediaries which seek its participation on reinsurance being placed for their customers. Reinsurance is provided both on an excess of loss and quota share basis, which in 1996 amounted to 57% and 43% of its business, respectively. In underwriting reinsurance, Trenwick does not target types of clients, classes of business or types of reinsurance. Rather, it selects transactions based upon the quality of the reinsured, the attractiveness of the reinsured's insurance rates and policy conditions and the adequacy of the proposed reinsurance terms.

LINES AND TYPES OF BUSINESS

Trenwick's net premiums written for its principal lines of business are set forth in the following table for the periods indicated.

                    NET PREMIUMS WRITTEN BY LINES OF BUSINESS
                                 (IN THOUSANDS)


                                         1996           1995           1994
                                       --------       --------       --------
Casualty
         Automobile Liability          $ 64,539       $ 61,388       $ 38,323
         Errors and Omissions            48,888         50,077         32,707
         General Liability               22,519         20,819         17,910
         Workers' Compensation           20,502            873          1,079
         Medical Malpractice              9,846          6,933          3,245
         Products Liability               2,595          3,101          2,966
         Other Casualty                  10,452         12,731          6,600
                                       --------       --------       --------
                  Total Casualty        179,341        155,922        102,830
Property                                 47,023         41,240         36,805
                                       --------       --------       --------
Total                                  $226,364       $197,162       $139,635
                                       ========       ========       ========

The major lines of reinsurance currently written by Trenwick are automobile liability, errors and omissions, general liability and workers' compensation which account for an aggregate of at least 64% of net premiums written in all years indicated. Casualty business increased by 15% as a result of an increase in new casualty business developed through existing and new relationships with various reinsurance brokers. The growth in new casualty business is primarily attributable to an increase in workers compensation as a result of two new contracts. In 1996, the amount of property business underwritten by Trenwick remained constant as a percentage of total net written premiums.

In 1996, insurance companies continued to increase their retentions, thereby reducing the amount of reinsurance placed with reinsurers. As a result, errors and omissions, products liability and other casualty lines of business decreased in 1996. In addition, Trenwick declined to renew certain accounts which did not meet it's pricing standards.

In 1996, 1995 and 1994, twelve programs underwritten by Trenwick accounted for approximately 49%, 52% and 51%, respectively, of gross premiums written. One ceding company accounted for 15%, 19%, and 14% of gross premiums written for years 1996, 1995 and 1994, respectively. The majority of this business has been in force since 1988 and involves working layer excess of loss automobile liability for trucking risks written by Canal Insurance Company, an established specialist in this line of business. Canal has an A.M. Best Company rating of A+ and statutory capital and surplus at December 31, 1996 in excess of $277 million. During 1996, Trenwick continued its strategic reinsurance agreement with PXRE Reinsurance Company (PXRE Re), assuming approximately 15% of PXRE Re's property business. This program with PXRE Re accounted for approximately 6%, 9% and 12%, respectively, of gross premiums written in years 1996, 1995 and 1994. Trenwick also obtained approximately 10% and 12% of gross premiums written in 1996 from Continental Casualty Company and American International Group, respectively. Trenwick expects to renew these accounts for 1997. While Trenwick believes that the loss of any one of these accounts would have a material adverse effect on premiums written, Trenwick does not believe that such a loss would result in a concurrent material decrease in its earnings. Further,

Trenwick believes that it would continue to underwrite new business to replace these accounts, in the event that they were non-renewed.

The table set forth below shows the distribution of net premiums written by type which classifies the business by type of underwriting methodology used.

                    NET PREMIUMS WRITTEN BY TYPE OF BUSINESS
                                 (IN THOUSANDS)

                               1996                 1995                  1994
                               ----                 ----                  ----
CASUALTY
Standard treaty            $144,074    64%      $108,330     55%      $ 61,071     44%
Specialty treaty             46,048    20         50,593     26         39,722     28
Facultative                   6,404     3          6,035      3          4,149      3
                           --------   ---       --------    ---       --------    ---
                            196,526    87%       164,958     84%       104,942     75%
PROPERTY                     29,838    13%        32,204     16%        34,693     25%
                           --------   ---       --------    ---       --------    ---

Total                      $226,364   100%      $197,162    100%      $139,635    100%
                           ========   ===       ========    ===       ========    ===

Treaty Reinsurance

Approximately 97% of Trenwick's net premiums written is currently represented by treaty reinsurance including standard treaty, specialty and property business. Specialty business underwritten by Trenwick generally includes specialty coverages and classes such as professional liability, directors' and officers' liability and other excess and surplus lines exposures. Specialty also encompasses reinsurance of business written by managing general agents or alternative risk mechanisms other than insurance companies. Net treaty premiums written increased 15%, 41% and 39% in 1996, 1995 and 1994, respectively. In 1996, Trenwick wrote on a quota share and excess of loss basis an aggregate of 229 treaties, as compared to 222 treaties in 1995 and 250 treaties in 1994. Trenwick's commitment is currently limited to $2,000,000 per account on casualty treaty business and $1,500,000 on property business. Larger commitments are subject to Trenwick's Underwriting Committee referral process.

Facultative Reinsurance

Facultative writings, consisting entirely of casualty business, currently account for 3% of net premiums written. All facultative business is written on an excess of loss basis. The average gross limit provided by Trenwick is $592,000. Maximum facultative gross capacity per risk is $2,000,000. Trenwick retains the first $500,000 per transaction. In 1996, casualty facultative net premiums written represented by 384 contracts increased 6% when compared to 1995. In 1995 and 1994, casualty facultative net premiums written represented by 318 and 215 contracts increased 45% and 5%, respectively, when compared to 1994 and 1993.

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

Trenwick pays such intermediaries or brokers commissions representing negotiated percentages of the premium it writes. These commissions, which currently average 3%, constitute part of Trenwick's total acquisition costs and are included in its underwriting expenses. Brokers do not have the authority to bind Trenwick with respect to reinsurance agreements, nor does Trenwick commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by Trenwick.

In 1996, Trenwick's three largest broker sources accounted for 31%, 18% and 12%, respectively, of Trenwick's gross premiums written. In 1995, the three largest broker sources accounted for 34%, 19% and 9%, respectively. These three brokers are among the ten largest brokers in the reinsurance industry. Trenwick's concentration of business through a small number of sources is consistent with the concentration of the property and casualty broker reinsurance market, in which a majority of the business is written through the ten largest brokers. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on the business and operations of Trenwick. Trenwick does not believe, however, that the loss of such business would have a long-term adverse effect because of Trenwick's competitive position within the broker reinsurance market and the availability of business from other brokers.

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

Trenwick's management believes that the reinsurance industry, including the intermediary market, will continue to undergo further consolidation and that size and financial strength will continue to be significant factors in effective competition. Trenwick's statutory surplus was $286 million at December 31, 1996. Based on the most recent information prepared by the Reinsurance Association of America (RAA), this surplus placed Trenwick among the top nineteenth ranked reinsurance companies and the top fourteen reinsurers in the U.S. broker market, as measured by policyholder surplus, of those companies reporting to the RAA. The RAA is an industry organization of professional property and casualty reinsurers which, among other things, compiles data on reinsurers and their reinsurance operations.

Trenwick is rated "A+ (Superior)," the second-highest classification accorded by A.M. Best Company. A.M. Best Company is an independent insurance industry rating organization. The "A+ (Superior)" rating is assigned to those companies which in A.M. Best Company's opinion have achieved excellent overall performance when compared to the norms of the property and casualty insurance industry and which generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations. A.M. Best Company reviews its ratings at least annually and there is no assurance that Trenwick will be able to maintain its current rating. Trenwick's Standard & Poor's Insurance Rating Services Claims-Paying Ability Rating is "A+ (Good)".

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

UNPAID CLAIMS AND CLAIMS EXPENSES

Insurers and reinsurers establish claims and claims expense reserves representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. Claims and claims expense reserves have two components: case reserves, which are reserves for reported claims, and incurred but not reported ("IBNR") reserves, which are reserves for claims not yet reported. Significant periods of time may elapse between the occurrence of an insured claim, the reporting of the claims to the insurer and the subsequent reporting of the claims to the reinsurer, the insurer's payment of that claim, and later payments by the reinsurer.

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

Trenwick uses a combination of actuarial methods to determine its IBNR reserves. These methods fall into two general categories: (1) methods by which ultimate claims are estimated based upon historical patterns of reported claim development experienced by Trenwick, as supplemented by reported industry data, and (2) methods in which the level of Trenwick's IBNR claim reserves are established based upon the IBNR claim reserves relative to earned premium of other reinsurers, applied by accident year, line of business and type of reinsurance (excess of loss versus quota share) written by Trenwick. Reserve methods implicitly recognize the impact of inflation and other factors affecting claims payments by taking into account changes in historical payment patterns, the volume of business written, and trends in claim frequency and severity as reflected in Trenwick's reported claim activity. Due to the inherent uncertainties of estimating insurance company claim reserves, actual claims and claims expenses may deviate, perhaps substantially, from estimates of Trenwick's reserves reflected in the consolidated financial statements. Management believes that its claim reserve methods are reasonable and prudent and that Trenwick's reserves for claims and claims expenses at December 31, 1996 are adequate.

Trenwick's known exposure to environmental claims, including asbestos and pollution liability, is primarily associated with its participation in business written by its predecessor company between 1978 and 1983. Exposure to environmental claims on Trenwick's business written since 1983 is generally limited by exclusions on its own reinsurance contracts and also by exclusions on policies issued by ceding companies. Casualty business written in 1983 and prior is not material to Trenwick's overall book of business. As of December 31, 1996 outstanding claims including incurred but not reported claims for environmental liability were approximately $9.2 million, approximately 2% of Trenwick's total net outstanding reserves. Under Trenwick's current interpretation of policy language, management does not believe that it has a material exposure to environmental claims that requires additional reserves beyond its current estimates.

The following table presents an analysis of gross and net unpaid claims and claims expenses and a reconciliation of beginning and ending gross and net unpaid claims and claims expense balances for 1996, 1995 and 1994. The gross unpaid claims and claims expense balances for December 31, 1996 and 1995 are reflected in Trenwick's consolidated balance sheet. The net unpaid claims and claims expense balances are stated on a net basis after deductions for reinsurance recoverable on unpaid claims and claims expenses from retrocessionaires.

            ANALYSIS OF ACTIVITY IN UNPAID CLAIMS AND CLAIMS EXPENSES
                                 (IN THOUSANDS)

                                                              1996                    1995                     1994
                                                              ----                    ----                     ----
                                                       Gross        Net         Gross        Net         Gross        Net
                                                       -----        ---         -----        ---         -----        ---
Unpaid claims and claims expenses,
  beginning of year                                  $ 411,874    $327,001    $389,298    $294,008     $354,582    $268,091
Provision for claims and claims expenses:
  for claims incurred in the current year              161,061     133,755     135,013     115,133      115,348      93,287
  for claims incurred in prior years                    (3,669)     (4,439)    (23,666)     (2,065)        (995)       (447)
                                                     ---------    --------    --------    --------     --------    --------
       Subtotal                                        157,392     129,316     111,347     113,068      114,353      92,840
                                                     ---------    --------    --------    --------     --------    --------

Payments for claims and claims expenses:
  for claims incurred in the current year              (22,603)    (22,570)    (18,849)    (18,271)     (21,007)
                                                                                                                    (14,623)
  for claims incurred in prior years                   (79,486)    (46,860)    (69,922)    (61,804)     (58,630)    (52,300)
                                                     ---------    --------    --------    --------     --------    --------
       Subtotal                                       (102,089)    (69,430)    (88,771)    (80,075)     (79,637)    (66,923)
                                                     ---------    --------    --------    --------     --------    --------
Unpaid claims and claims expenses, end of year       $ 467,177    $386,887    $411,874    $327,001     $389,298    $294,008
                                                     =========    ========    ========    ========     ========    ========
Reinsurance recoverable on unpaid claims
 and claims expenses, end of year                                 $ 80,290                $ 84,873                 $ 95,290
                                                                  ========                ========                 ========

In 1996, Trenwick agreed to commute an aggregate excess of loss reinsurance agreement covering the years 1989 through 1993. As a result of the commutation, Trenwick received a total consideration of $29.7 million representing outstanding reserves of approximately the same amount. The commutation was recorded in 1996 as a paid loss recovery.

In 1996, 1995 and 1994, Trenwick recorded a decrease of $4,439,000, $2,065,000, and $447,000, respectively, in estimated net claims for claims occurring in prior accident years. The decrease over the last three years primarily reflects the favorable development of Trenwick's casualty business written primarily between accident years 1987 and 1992, partially offset by unfavorable development in accident years 1993 through 1995. In 1996, Trenwick recorded a decrease of $3,669,000 in estimated gross claims for claims occurring in prior accident years.

The following table presents the development of Trenwick's net unpaid claims and claims expenses for 1986 through 1996. The top line of the table shows the net unpaid claims and claims expenses at the balance sheet date for each of the indicated years. This reflects the net estimated amounts of claims and claims expenses for claims arising in that year and in all prior years that are unpaid at the balance sheet date, including claims that had been incurred but not yet reported to Trenwick. The upper portion of the table shows the net cumulative subsequently paid amounts as of successive years with respect to that liability. The middle portion of the table shows the net re-estimated amount of the previously recorded net unpaid claims and claims expenses based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the net re-estimated liability at each December 31 is less (greater) than the prior net liability estimate. The net "Cumulative Redundancy (Deficiency)" depicted in the table for any particular calendar year represents the aggregate change in the initial net estimates over all subsequent calendar years.

The lower portion of the table presents a reconciliation of the net unpaid claims and claims expenses as of the end of year with the related gross unpaid claims and claims expenses as of December 31, 1992 through 1996. Additionally, the table presents a reconciliation of the gross re-estimated unpaid claims and claims expenses as of the end of the latest re-estimation year, with separate disclosure of the related re-estimated reinsurance recoverable on unpaid claims and claims expenses. The "gross cumulative redundancy" depicted in the table for the calendar years 1991 through 1996 represents the aggregate change in the initial gross estimates over all subsequent calendar years.

DEVELOPMENT OF UNPAID CLAIMS AND CLAIMS EXPENSES
                                 (in thousands)

                                           1996       1995       1994       1993       1992       1991       1990      1989
                                         ------     --------   --------   --------   --------   --------   --------  --------
Net unpaid claims and claims
 expenses, end of year                   $386,887   $327,001   $294,008   $268,091   $266,685   $258,774   $245,105   $214,391

Cumulative amount of net
liability paid as of:

  One year later                             --       46,860     61,804     52,300     52,260     44,930     42,234     29,407
  Two years later                            --        --        81,417     90,382     93,312     80,725     77,183     60,888
  Three years later                          --        --         --        89,445    118,345    111,225   102,590      84,283
  Four years later                           --        --         --         --       111,174    127,431    124,129    101,597
  Five years later                           --        --         --         --         --       116,224    134,657    116,047
  Six years later                            --        --         --         --         --         --       122,089    124,465
  Seven years later                          --        --         --         --         --         --         --       110,656
  Eight years later                          --        --         --         --         --         --         --         --
  Nine years later                           --        --         --         --         --         --         --         --
  Ten years later                            --        --         --         --         --         --         --         --

Net liability re-estimated
as of:

  One year later                             --      322,562    291,943    267,644    255,379    253,781    238,324    206,724
  Two years later                            --        --       279,561    263,473    255,379    243,488    233,565    199,864
  Three years later                          --        --         --       246,367    252,458    243,586    223,417    196,232
  Four years later                           --        --         --            --    236,009    241,600    224,171    188,052
  Five years later                           --        --         --            --         --    225,592    223,172    189,148
  Six years later                            --        --         --            --         --         --    213,327    188,884
  Seven years later                          --        --         --            --         --         --       --      180,619
  Eight years later                          --        --         --            --         --         --         --         --
  Nine years later                           --        --         --            --         --         --         --         --
  Ten years later                            --        --         --            --         --         --         --         --

Net cumulative redundancy
(deficiency)
Amount of original liability                           4,439     14,447     21,724     30,676     33,182     31,778     33,772

Percentage                                                 1%         5%         8%        12%        13%        13%        16%

Gross liability, end of year              467,177    411,874    389,298    354,582    351,897    332,503

Reinsurance recoverable                    80,290     84,873     95,290     86,491     85,212     73,729

Net liability, end of year                386,887    327,001    294,008    268,091    266,685    258,774

Gross re-estimated
  liability-latest                                   408,205    353,464    310,255    301,714    282,978

Re-estimated recoverable-latest                       85,643     73,903     63,888     65,705     57,386

Net re-estimated
  liability-latest                                   322,562    279,561    246,367    236,009    225,592

Gross cumulative redundancy                            3,669     35,834     44,327     50,183     49,525

                                            1988      1987(1)     1986(1)
                                          --------   --------   ---------
Net unpaid claims and claims
 expenses, end of year                    $169,785   $123,148   $ 99,144

Cumulative amount of net
liability paid as of:

  One year later                            19,983     21,086     46,885
  Two years later                           34,855     32,409     60,636
  Three years later                         53,243     40,285     67,093
  Four years later                          67,132     48,307     71,060
  Five years later                          77,922     53,827     74,390
  Six years later                           87,397     58,568     76,089
  Seven years later                         93,109     64,172     77,801
  Eight years later                         78,032     67,798     79,497
  Nine years later                           --        53,974     80,418
  Ten years later                            --         --        66,878

Net liability re-estimated
as of:

  One year later                           163,848    123,978    107,025
  Two years later                          154,646    118,452    106,213
  Three years later                        150,470    109,536    104,273
  Four years later                         145,457    106,093    102,507
  Five years later                         137,426    102,436    101,524
  Six years later                          137,818     97,304    100,418
  Seven years later                        138,255     96,900     97,911
  Eight years later                        133,192     98,125     97,186
  Nine years later                              --     97,785    100,209
  Ten years later                               --         --    100,053

Net cumulative redundancy
(deficiency)
Amount of original liability                36,593     25,363      (909)

Percentage                                      22%        21%       (1)%

Gross liability, end of year

Reinsurance recoverable

Net liability, end of year

Gross re-estimated
  liability-latest

Re-estimated recoverable-latest

Net re-estimated
  liability-latest

Gross cumulative redundancy

(1) Amounts for 1986 and 1987 include claims activity associated with a Bermuda subsidiary, prior to its sale by Trenwick in 1987.

In evaluating the information in the table above, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a claim determined in 1991 to be $150,000 was first reserved in 1986 at $100,000, the $50,000 deficiency (actual claim minus original estimate) would be included in the gross cumulative redundancy (deficiency) in each of the years 1986-1991 shown on the preceding page. This table does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The trend depicted in the table indicates that net unpaid claims and claims expense liability at December 31, 1995 have developed redundantly due to favorable developments for claims occurring between accident years 1987 and 1992, partially offset by unfavorable development in accident years 1993 through 1995. The deficiency shown in the table for the year 1986 reflects adverse development for claims occurring during that period and are widespread throughout the industry. The industry factors which contributed to adverse claim developments during this period included inadequate premium levels and inadequate terms attributable to overly competitive market conditions. Trenwick's exposure to these unfavorable market conditions is limited by the insubstantial amount of premiums it wrote during this period.

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

Trenwick remains liable with respect to reinsurance ceded in the event that the retrocessionaire is unable to meet its obligations assumed under the reinsurance agreement. All retrocessionaires must be formally approved by Trenwick's Security Committee comprising of the Chief Executive Officer, as Committee Chairman, and the Chief Financial Officer. The Security Committee re-evaluates the financial condition of Trenwick's retrocessionaires at least annually. The evaluation process involves financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by Trenwick. Business may not be conducted with retrocessionaires who are not currently approved by the Security Committee.

Trenwick's principal retrocessionaires domiciled in the United States are Centre Reinsurance Company of New York, Continental Casualty Company, Kemper Reinsurance Company and National Indemnity Company, which are rated A or better by A.M. Best Company. The principal retrocessionaires domiciled outside the United States are syndicates at Lloyds of London and Unionamerica Insurance Company,

Limited. At December 31, 1996, Trenwick had no material uncollectible amounts due from its retrocessionaires.

INVESTMENTS

Trenwick's investments comply with the insurance laws of the state of Connecticut, its domiciliary state, and of the other states in which Trenwick is licensed or authorized. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stock, real estate mortgages and real estate. The Investment Committee of Trenwick's Board of Directors oversees investments and sets procedures and guidelines for investment strategy. Trenwick's internal staff manages Trenwick's investments and utilizes the services of an investment adviser. Trenwick's investment strategy focuses on capital preservation and income predictability. This strategy also requires that the risks associated with these objectives are properly managed. Accordingly, the Company emphasizes investment grade fixed maturity investments. At December 31, 1996, 92% of Trenwick's fixed income investments were rated Aa or better and none had a Moody's Investors Service quality rating less than A.

The Company's investment strategy permits an allocation for equity securities. At December 31, 1996, 3% of the Company's total investments and cash were invested in common and preferred equities of U.S. corporations. The primary risk associated with these securities is the exposure to daily market fluctuations.

Trenwick invests in three types of structured securities, collateralized mortgage obligations (CMO), mortgage-backed securities not backed by U.S. government agencies (non-agency MBS) and asset-backed securities (ABS), each accounting for 12%, 7% and 6%, respectively, of Trenwick's portfolio at December 31, 1996.

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

Non-agency MBSs are constructed primarily from the securitization of mortgages on commercial or residential real estate and, lacking any agency backing, are inherently subject to credit risk. They also have an element of prepayment risk which is contingent on the structure of each security and its underlying collateral. The non-agency MBS issues Trenwick has purchased have a rating of A or better from various Nationally Recognized Statistical Rating Organizations.

The asset-backed securities owned by Trenwick have primarily credit card, auto and equipment receivables as collateral and are subject also to credit risk. These securities have less cash flow uncertainty than non-agency MBS and CMO issues, because the issuer has the ability to add in new collateral should the asset-backed security experience faster prepayments, or in the event of default on the underlying collateral. The asset-backed securities owned by Trenwick are rated Aaa by Moody's Investors Service as of December 31, 1996.

Trenwick also invests in agency pass-through securities which account for 3% of Trenwick's portfolio at December 31, 1996. As with CMOs, these securities are subject to prepayment risk.

The table below sets forth the distribution of Trenwick's investments at December 31, 1996 by type, maturity and quality rating.

                                   INVESTMENTS
                             (DOLLARS IN THOUSANDS)


                                                                        AVERAGE        ESTIMATED
                                                                        MATURITY          FAIR         AMORTIZED
                                                                        IN YEARS         VALUE            COST
                                                                        --------       ---------       ---------

TYPE
U.S. government bonds                                                       3.5        $  91,702       $   90,421
Tax-exempt bonds(1)                                                         4.9          367,029          360,201
Mortgage-backed and asset-backed securities                                 9.4          211,228          206,774
Debt securities issued by foreign governments                               3.2            3,227            3,156
Public utilities                                                            5.6            2,918            2,803
Corporate securities                                                        4.2           37,774           37,001
Short-term securities                                                        .5              120              120
                                                                                        --------        ---------
Total fixed maturity investments                                            6.0          713,998          700,476
Equity securities                                                            -            25,959           21,346
Cash and cash equivalents                                                    -            14,253           14,253
                                                                                        --------        ---------
Total investments and cash                                                              $754,210        $ 736,075
                                                                                        ========        =========
MATURITY
Due in one year or less                                                      .6        $  64,268       $   63,899
Due in one year through five years                                          3.3          314,690          308,687
Due after five years through ten years                                      6.8          273,802          266,533
Due after ten years                                                        21.6           61,238           61,357
                                                                                        --------        ---------
     Total fixed maturity investments                                       6.0         $713,998       $  700,476
                                                                                        ========       ==========
QUALITY (FIXED MATURITY INVESTMENTS)
Aaa(2)-U.S. government bonds                                                           $  91,702       $   90,421
         Tax-exempt bonds                                                                325,545          319,998
         Mortgage-backed and asset-backed securities                                     167,701          163,725
         Corporate securities                                                              2,964            2,902
                                                                                        --------        ---------
                                                                                         587,912          577,046
                                                                                        --------        ---------
Aa(2)-Tax-exempt bonds                                                                    37,901           36,833
        Mortgage-backed securities                                                        28,592           27,850
        Corporate securities                                                               5,178            5,130
                                                                                        --------        ---------
                                                                                          71,671           69,813
                                                                                        --------        ---------
A(2)-Tax-exempt bonds                                                                      3,583            3,370
       Mortgage-backed securities                                                         14,935           15,199
       Debt securities issued by foreign governments                                       3,227            3,156
       Public utilities                                                                    2,918            2,803
       Corporate securities                                                               29,632           28,969
                                                                                        --------        ---------
                                                                                          54,295           53,497
                                                                                        --------        ---------
Short-term securities                                                                        120              120
                                                                                        --------        ---------

     Total fixed maturity investments                                                   $713,998        $ 700,476
                                                                                        ========        =========

(1) Tax-exempt bonds include $83,515,000 escrowed in U.S. Government Securities, $166,140,000 insured by Municipal Bond Investors Assurance Corporation, Financial Guaranty Insurance Company, AMBAC Indemnity Corporation, or Financial Security Assurance Corporation and $41,895,000 both escrowed and insured.

(2) Quality rating as assigned by Moody's Investors Service, Inc. for all except certain mortgage-backed securities not backed by U.S. government agencies which are as assigned by Fitch Investors Service, Standard and Poor's or Duff and Phelps. Ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.

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

RBC

The NAIC's initiative to establish minimum capital requirements, referred to as Risk Based Capital ("RBC"), for property and casualty companies was completed and adopted in 1993. This formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. The ratios calculated for Trenwick America Re exceeded all of the RBC trigger points at December 31, 1996. Trenwick believes its capital will continue to exceed these RBC capital and surplus requirements for the foreseeable future. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The regulation and supervision to which Trenwick is subject relates primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of a reinsured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the reinsureds, and ultimately, their policyholders rather than their security holders. Trenwick believes that it is in compliance with all such regulations.

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

State laws also require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer or its holding company and of certain significant intercorporate transfers of assets within the holding company structure. An investor who acquires securities representing or convertible into more than 10% of the voting power of the securities of Trenwick would become subject to at least some of such regulations and would be subject to approval by the Connecticut Insurance Commissioner prior to acquiring such shares. Such investor would also be required to file certain notices and reports with the Commissioner prior to such acquisition.

Dividends

The principal source of cash for the payment of dividends by Trenwick is the receipt of dividends from Trenwick America Re. Under the Connecticut insurance laws and regulations, the maximum amount of shareholder dividends or other distributions that Trenwick America Re may declare or pay to the Company within any twelve month period, without the permission of the Connecticut Insurance Commissioner, is limited to the greater of 10% of policyholder surplus at December 31 of the preceding year, or 100% of net income excluding realized capital gains, for the twelve month period ending December 31 of the preceding year, both determined in accordance with statutory accounting practices. For the purpose of computing the limitation, carryforward provisions apply with respect to net income realized in the two previous calendar years which has not already been paid out as dividends. The maximum amount of dividends which could be paid by Trenwick America Re in 1997 without regulatory approval would be $62,901,000.

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

EMPLOYEES

At December 31, 1996, Trenwick employed a total of 71 persons. Trenwick has no employees represented by a labor union and believes that its employee relations are good.

ITEM 2.  PROPERTIES

Trenwick's offices in Stamford, Connecticut are occupied pursuant to a lease covering approximately 27,000 square feet of office space located at Metro Center, One Station Place. Although the lease expires on July 15, 1998, Trenwick has the option to extend and renew the terms of the lease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trenwick Common Stock is listed on the NASDAQ Stock Market under the ticker symbol TREN. There were 134 holders of record and in excess of 1,200 beneficial owners of Common Stock as of February 28, 1997. The other information called for by this item can be found in Note 12 of Notes to the Consolidated Financial Statements of Trenwick on Page 72 of the Annual Report to Stockholders and is incorporated herein by reference.

For a description of restrictions on Trenwick's ability to pay dividends, reference is made to Item 1. Business - Regulation, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of Notes to the Consolidated Financial Statements of Trenwick.

ITEM 6.  SELECTED FINANCIAL DATA


                                                      1996          1995            1994            1993           1992
                                                      ----          ----            ----            ----           ----
                                                                        (in thousands except per share data)
INCOME STATEMENT DATA

Net premiums written                                $226,364       $197,162       $139,635        $101,392       $ 81,883
                                                    ========       ========       ========        ========       ========

Net premiums earned                                 $211,069       $177,394       $132,683        $ 93,180       $ 81,831

Net investment income                                 41,226         36,828         33,932          34,954         30,859

Net realized investment gains (losses)                   299            368           (196)          1,842            181

Service fees                                            -              -              -               -               206
                                                    --------       --------       --------        --------       --------

Total revenues                                      $252,594       $214,590       $166,419        $129,976       $113,077
                                                    ========       ========       ========        ========       ========

Net income                                          $ 33,848       $ 29,841       $ 20,282        $ 23,739       $ 18,539
                                                    ========       ========       ========        ========       ========

PER SHARE DATA

Primary earnings

  Net income                                        $   4.95       $   4.44       $    3.04       $   3.48       $   2.76
                                                    ========       ========       ========        ========       ========

  Weighted average shares outstanding                  6,832          6,723          6,670           6,831          6,728
                                                    ========       ========       ========        ========       ========

Fully diluted earnings (assuming conversion of dilutive convertible securities):

  Net income                                        $   4.25       $   3.80       $   2.78        $   3.12       $   2.75
                                                    ========       ========       ========        ========       =-======

  Weighted average shares outstanding                  8,966          8,960          8,847           8,965          6,746
                                                    ========       ========       ========        ========       ========

Dividends                                           $   1.24       $   1.12       $   1.00        $    .86       $    .76
                                                    ========       ========       ========        ========       ========

BALANCE SHEET DATA

Investments and cash                                $754,210       $653,704       $551,784        $546,303       $500,359

Total assets                                         920,804        820,930        727,245         700,407        652,473

Unpaid claims and claims expenses                    467,177        411,874        389,298         354,582        351,897

Convertible debentures                               103,500        103,500        103,500         103,500        103,500

Total stockholders' equity                           265,753        240,776        188,213         206,763        169,373

Shares of common stock outstanding                     6,725          6,590          6,440           6,583          6,510

Book value per share                                $  39.52       $  36.54       $  29.23        $  31.41       $  26.02

CERTAIN GAAP FINANCIAL RATIOS

Combined ratio                                         95.8%          95.6%         103.2%         102.5%          112.3%

Net premiums written to surplus ratio                 0.85:1         0.82:1         0.74:1         0.49:1          0.48:1

Unpaid claims and claims expenses
 to surplus ratio                                     1.76:1         1.71:1         2.07:1         1.71:1          2.08:1


The other information called for by this item can be found on Pages 31 through 73 of Trenwick's 1996 Annual Report to Stockholders under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for by this item can be found on Pages 31 through 42 of Trenwick's 1996 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item can be found on Pages 44 through 73 of Trenwick's Annual Report to Stockholders and to the items included in Item 14(a) of this report, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Incorporated by reference to the captions "Board of Directors", "Management", and "Executive Compensation" in the Proxy Statement for the Annual Meeting in 1997 ("Proxy Statement").

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

                4.2       (a)   Indenture dated as of January 31, 1997, between
                                The Chase Manhattan Bank and Trenwick.

                          (b) Amended and Restated Declaration of Trust of Trenwick Capital Trust I dated as of January 31, 1997.

                +10.1 Trenwick Incentive Stock Option Plan, as amended through August 3, 1993. Incorporated by reference to
                          Exhibit 10.1 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

                10.2 Incentive Stock Option Agreement between Trenwick and James F. Billett, Jr. Incorporated by reference to
                          Exhibit 10.11 to Trenwick's Registration Statement on Form S-1, File No. 33-5085.

                10.3 Trenwick 1987 Stock Incentive Plan, as amended through August 3, 1993. Incorporated by reference to Exhibit
                          10.5 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

+ As required by Item 14, each of Exhibits 10.1 through 10.17 is hereby identified as a management contract or compensatory plan or arrangement.

                10.4 Form of Stock Option Agreement for executive officers (performance options). Incorporated by reference to
                          Exhibit 10.32 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-14737.

                10.5 Form of Restricted Stock Agreement for executive officers. Incorporated by reference to Exhibit 10.31 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-14737.

                10.6 Trenwick 1989 Stock Plan, as amended through August 3, 1993. Incorporated by reference to Exhibit 10.8 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

                10.7 Form of Non-qualified Stock Option Agreement for executive officers. Incorporated by reference to
                          Exhibit 10.36 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14737.

                10.8 Trenwick 1993 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Trenwick's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 0-14737.

                10.9 Form of 1993 Stock Option Plan Non-qualified Stock Option Agreement for executive officers. Incorporated by reference to Exhibit 10.11 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

                10.10 Trenwick 1993 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.2 to Trenwick's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 0-14737.

                10.11 Trenwick Near Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.10 to Trenwick's Registration Statement on Form S-1, File No. 33-5085.

                10.12 Trenwick Unfunded Supplemental Executive Retirement Plan, as amended through December 14, 1993. Incorporated by reference to Exhibit 10.14 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

                10.13     Leased Automobile Policy for executive officers.

                10.14 Description of life insurance and long-term disability insurance coverage for executive officers. Incorporated by reference to Exhibit 10.16 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

                10.15 Trenwick Directors Deferred Compensation Plan. Incorporated by reference to Exhibit 10.17 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

                10.16 Description of Trenwick Directors Retirement Plan. Incorporated by reference to Exhibit 10.18 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

                10.17 Commercial Real Estate Lease Agreement between Trenwick and One Station Place, Limited Partnership dated July 15, 1988. Incorporated by reference to
                          Exhibit 10.33 to Trenwick's Annual Report on Form 10-K for year ended December 31, 1988, File No. 0-14737.

                10.18 Aggregate Excess of Loss Reinsurance Agreement between Trenwick and National Indemnity Company dated December 31, 1984 and amendment thereto. Incorporated by reference to Exhibit 10.29 to Trenwick's registration statement on Form S-1, File No. 33-5085.

                10.19 Automobile Liability First Excess of Loss/Quota Share Reinsurance Agreement between Trenwick and the Canal Insurance Company/Canal Indemnity Company.*

                10.20 Interests and Liabilities Agreement between Trenwick and Kemper Reinsurance Group and participants thereon.*

                10.21 Aggregate Excess of Loss Ratio Cover between Trenwick and Continental Casualty Company.*

                10.22 Property Catastrophe Treaty between Trenwick and numerous reinsurers.*

                10.23 Special Catastrophe Excess of Loss Reinsurance Agreement Placement Slip between Trenwick and each of Continental Casualty Company, Zurich Reinsurance Company of New York, Folksamerica Reinsurance Company, and Kemper Reinsurance Company.*

                10.24 Property Quota Share Retrocession Placement Slip between Trenwick and each of Toa-Re Insurance Co. (U.K.) Ltd. and Underwriters at Lloyd's.*

                10.25 Property Pro Rata Retrocessional Agreement between PXRE Reinsurance Company and Trenwick. Incorporated by reference to Exhibit 10.24 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14737.

* Incorporated by reference to Exhibits 10.40 through and including 10.45 to Amendment No. 1 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission on December 8, 1992, File No. 0-14737.

                10.26 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York. Incorporated by reference to
                          Exhibit 10.28 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

                10.27 1995 Property Catastrophe Treaty between Trenwick and numerous reinsurers.

                10.28 1995 Special Catastrophe Excess of Loss Reinsurance Agreement between Trenwick and Zurich Reinsurance Company of New York and Kemper Reinsurance Company.

                10.29 1995 First Facultative Casualty Excess of Loss Reinsurance Agreement between Trenwick and numerous reinsurers.

                10.30 1995 First Facultative Excess of Loss Reinsurance Agreement between Trenwick and numerous reinsurers.

                10.31 1996 First Facultative Casualty Excess of Loss Reinsurance Agreement between Trenwick and numerous reinsurers.

                10.32 1996 Property Catastrophe Excess of Loss Agreement between Trenwick and numerous reinsurers.

                10.33 1996 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York and CNA Re.

                10.34 1996 Special Catastrophe Excess of Loss Retrocession Agreement between Tarco and several reinsurers.

                11.0 Computation of Earnings Per Share. Reference is made to page 27 of this report.

                12.0      Computation of Ratios.

                13.0 Trenwick's 1996 Annual Report to Stockholders. Such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K.

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

                                                 TRENWICK GROUP INC.
                                                    (Registrant)


                                          By     JAMES F. BILLETT, JR.
                                             ---------------------------
                                                James F. Billett, Jr.
                                               Chairman, President and
                                              Chief Executive Officer

Dated:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                              Date
---------                                   -----                              ----
  JAMES F. BILLETT, JR.                Chairman of the Board,                  March 28, 1997
----------------------------            President and Chief
  James F. Billett, Jr.                 Executive Officer and
                                        Director (Principal
                                        Executive Officer)



  ALAN L. HUNTE                        Vice President and                      March 28, 1997
-------------------------------         Treasurer (Principal
  Alan L. Hunte                         Financial Officer and
                                        Accounting Officer)



  ANTHONY S. BROWN                     Director                                March 28, 1997
-------------------------------
  Anthony S. Brown

NEIL DUNN                            Director                                March 28, 1997
-------------------------------
     Neil Dunn


ALAN R. GRUBER                       Director                                March 28, 1997
-------------------------------
     Alan R. Gruber


P. ANTHONY JACOBS                    Director                                March 28, 1997
-------------------------------
     P. Anthony Jacobs


HERBERT PALMBERGER                   Director                                March 28, 1997
-------------------------------
     Herbert Palmberger


JOSEPH D. SARGENT                    Director                                March 28, 1997
-------------------------------
     Joseph D. Sargent


FREDERICK D. WATKINS                 Director                                March 28, 1997
-------------------------------
     Frederick D. Watkins


STEPHEN R. WILCOX                    Director                                March 28, 1997
-------------------------------
     Stephen R. Wilcox

                               TRENWICK GROUP INC.
       ITEM 14.(A)(3) - Exhibit 11.0 -- COMPUTATION OF EARNINGS PER SHARE
                    (in thousands, except per share amounts)


                                                                      Year Ended December 31
                                                 -----------------------------------------------------------------
                                                 Pro forma 1996          1996              1995               1994
                                                 --------------          ----              ----               ----
INCOME AVAILABLE TO COMMON STOCKHOLDERS:

Net income (primary)                                     $36,204      $33,848            $29,841            $20,282
                                                         =======
Add interest on convertible debentures, net
  of applicable income taxes                                            4,228              4,216              4,270
                                                                      -------            -------            -------
Income available (fully diluted)                                      $38,076            $34,057            $24,552
                                                                      =======            =======            =======

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING:

Common shares                                              7,860        6,671              6,482              6,458
Equivalent shares associated with
  employee stock options                                     161          161                241                212
                                                         -------      -------            -------            -------

Common and common equivalent shares
  (primary)                                                8,021        6,832              6,723              6,670
                                                         =======
Additional fully diluted equivalent shares
  associated with employee stock options                                    -                103                 43
Shares associated with debenture
  conversions                                                           2,134              2,134              2,134
                                                                      -------            -------            -------

Common and common equivalent shares
  (fully diluted)                                                       8,966              8,960              8,847
                                                                      =======            =======            =======

PER SHARE AMOUNTS:

  Primary                                                $  4.51      $  4.95            $  4.44            $  3.04
                                                         =======      =======            =======            =======
  Fully diluted                                                       $  4.25            $  3.80            $  2.78
                                                                      =======            =======            =======

1996 pro forma amounts for net income and weighted average common shares reflect, as of January 1, 1996, the February 20, 1997 debenture conversion by adding back to net income the applicable interest expense, net of income taxes, and increasing the average shares for the shares issued on conversion.

                      TRENWICK GROUP INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                 Pages
                                                                                 -----
Financial Statements:

  Consolidated Balance Sheet at December 31, 1996 and 1995 .............            *

  Consolidated Statement of Income
       for the three years ended December 31, 1996......................            *

  Consolidated Statement of Changes in Stockholders' Equity
       for the three years ended December 31, 1996......................            *

  Consolidated Statement of Cash Flows
       for the three years ended December 31, 1996......................            *

  Notes to Consolidated Financial Statements............................            *

Report of Independent Accountants
  on Consolidated Financial Statements..................................            *


Financial Statement Schedules:

     III  -   Condensed Financial Information of Registrant ............        S-1/S-2

Report of Independent Accountants on Financial Statement
     Schedules .........................................................        S-3

*    Incorporated by reference to Trenwick's 1996 Annual Report to Stockholders.


Schedules other than those listed above are omitted since they are either not required or are not applicable or the information required is presented in the consolidated financial statements, including the notes thereto.

                      TRENWICK GROUP INC. AND SUBSIDIARIES
           SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                                                                      December 31,
                                                                  -------------------
                                                                  1996           1995
                                                                  ----           ----
                                                                      (in thousands)
Assets:

     Investments in consolidated subsidiaries                   $346,060       $323,221
     Fixed maturity investments available for sale
     at fair value (amortized cost:  $14,793 and $14,786)         14,814         15,027
     Cash and cash equivalents                                     2,964          1,323
     Deferred debt issuance costs                                    986          1,281
     Due from consolidated subsidiaries                            4,303          3,132
     Net deferred income taxes                                       391             81
     Other assets                                                     11            487
                                                                --------       --------

     Total assets                                               $369,529       $344,552
                                                                ========       ========
Liabilities:
     Convertible debentures                                     $103,500       $103,500
     Other liabilities                                               276            276
                                                                --------       --------

     Total liabilities                                           103,776        103,776

Stockholders' equity                                             265,753        240,776
                                                                --------       --------

     Total liabilities and stockholders' equity                 $369,529       $344,552
                                                                ========       ========

                   STATEMENT OF INCOME -- PARENT COMPANY ONLY

                                                       Year ended December 31,
                                                  ----------------------------------
                                                  1996           1995           1994
                                                  ----           ----           ----
                                                             (in thousands)
Revenues:
      Consolidated subsidiary dividends         $ 9,100        $ 9,500        $ 9,400
      Net investment income                       1,000            940          1,001
      Net realized investment gains                  --             --             90
                                                -------        -------        -------

      Total revenues                             10,100         10,440         10,491

Interest and operating expenses                   6,504          6,486          6,469
                                                -------        -------        -------

Income before income taxes                        3,596          3,954          4,022
Income taxes                                     (1,997)        (1,954)        (1,738)
                                                -------        -------        -------

Income before equity in undistributed
      income of consolidated subsidiaries         5,593          5,908          5,760
Equity in undistributed income of
      consolidated subsidiaries                  28,255         23,933         14,522
                                                -------        -------        -------

Net income                                      $33,848        $29,841        $20,282
                                                =======        =======        =======

                      TRENWICK GROUP INC. AND SUBSIDIARIES
           SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 STATEMENT OF CASH FLOWS -- PARENT COMPANY ONLY

                                                                   Year ended December 31,
                                                            ------------------------------------
                                                            1996            1995            1994
                                                            ----            ----            ----
                                                                      (in thousands)
Cash flows from operating activities:
     Dividends and net investment income received       $ 10,537        $ 10,436        $  9,949
     Interest and operating expenses paid                 (5,642)         (5,678)         (5,827)
     Income taxes received                                 2,061           2,116           2,377
                                                        --------        --------        --------

     Cash provided by operating activities                 6,956           6,874           6,499

Cash flows for investing activities:
     Sales of fixed maturity investments                      --              --           5,280

Cash flows for financing activities                       (5,315)         (5,764)        (12,294)
                                                        --------        --------        --------

Change in cash and cash equivalents                        1,641           1,110            (515)
Cash and cash equivalents, beginning of year               1,323             213             728
                                                        --------        --------        --------

Cash and cash equivalents, end of year                  $  2,964        $  1,323        $    213
                                                        ========        ========        ========

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
Trenwick Group Inc.


Our audits of the consolidated financial statements referred to in our report dated January 27, 1997, appearing on Page 43 of the 1996 Annual Report to Stockholders of Trenwick Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14
(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP

New York, New York
January 27, 1997