Form 10-Q
period 1997-03-31
TRENWICK GROUP INC
filed 1997-05-14
CIK 787952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period                        to                       .
                                 ---------------            ----------------

Commission file number 0-14737

                               TRENWICK GROUP INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                   06-1152790
            (State or other jurisdiction of                   (I.R.S. Employer
             incorporation or organization)                 Identification No.)

                          Metro Center
                      One Station Place
                    Stamford, Connecticut                          06902
             (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:            (203) 353-5500

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

YES ..[x]...  NO ...

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

               Class                            Outstanding at April 30, 1997

  Common Stock, $.10 par value                           11,936,432

                               TRENWICK GROUP INC.

                                      INDEX


                                                                      Page
PART I.  Financial Information                                       Number

Consolidated Balance Sheet
  March 31, 1997 and December 31, 1996                                3

Consolidated Statement of Income
  Three Months Ended March 31, 1997 and 1996                          4

Consolidated Statement of Changes in Common Stockholders' Equity
  Three Months Ended March 31, 1997 and 1996                          5

Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1997 and 1996                          6

Notes to Consolidated Financial Statements                           7-10

Management's Discussion and Analysis                                 11-15
  of Financial Condition and Results
  of Operations


PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                            16

Signatures                                                           17

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                        March 31,       December 31,
                                                                          1997               1996
                                                                          ----               ----
                                                                           (dollars in thousands)
          Assets

Securities available for sale at fair value:
 Debt securities (amortized cost: $762,980 and $700,476)             $   765,863         $ 713,998
 Equity securities (cost: $26,989 and $21,346)                            29,700            25,959
Cash and cash equivalents                                                 29,924            14,253
                                                                     -----------         ---------
     Total investments and cash                                          825,487           754,210

Accrued investment income                                                 10,848            10,386
Receivables from ceding insurers                                          77,533            62,689
Reinsurance recoverable balances, net                                     52,247            47,772
Deferred policy acquisition costs                                         23,522            21,805
Net deferred income taxes                                                 24,136            20,231
Other assets                                                               7,289             3,711
                                                                     -----------         ---------

     Total assets                                                    $ 1,021,062         $ 920,804
                                                                     ===========         =========

Liabilities and Stockholders' Equity

Liabilities:
 Unpaid claims and claims expenses                                   $   481,974         $ 467,177
 Unearned premium income                                                  79,960            71,448
 Convertible debentures                                                       --           103,500
 Other liabilities                                                        26,654            12,926
                                                                     -----------         ---------
     Total liabilities                                                   588,588           655,051
                                                                     -----------         ---------

Company-obligated mandatorily redeemable preferred
 capital securities of subsidiary trust holding solely junior
 subordinated debentures of Trenwick                                     110,000                --
                                                                     -----------         ---------

Common stockholders' equity:
 Common stock, $.10 par value, 22,500,000 shares
  authorized; 11,936,442 and 10,087,826 shares outstanding                 1,194             1,009
 Additional paid-in capital                                              153,406            94,423
 Retained earnings                                                       165,411           159,512
 Net unrealized appreciation of securities available for
  sale, net of income taxes                                                3,635            11,789
 Deferred compensation under stock award plan                             (1,172)             (980)
                                                                     -----------         ---------

     Total common stockholders' equity                                   322,474           265,753
                                                                     -----------         ---------
     Total liabilities and stockholders' equity                      $ 1,021,062         $ 920,804
                                                                     ===========         =========



All share and per share information reflects a 3 for 2 stock split, paid on April 15, 1997.

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                          -----------------------
                                                            1997            1996
                                                          --------         ------
                                                      (in thousands except per share data)
Revenues:
 Net premiums earned                                      $ 53,914         $47,691
 Net investment income                                      11,729           9,869
 Net realized investment gains                               1,915              50
                                                          --------         -------

      Total revenues                                        67,558          57,610
                                                          --------         -------

Expenses:
 Claims and claims expenses incurred                        30,804          29,199
 Policy acquisition costs                                   17,377          12,242
 Underwriting expenses                                       3,989           4,028
 Interest expense                                            2,507           1,624
                                                          --------         -------

      Total expenses                                        54,677          47,093
                                                          --------         -------

 Income before income taxes and extraordinary item          12,881          10,517
 Income taxes                                                3,080           2,335
                                                          --------         -------

Income before extraordinary item                             9,801           8,182
Extraordinary loss on debt redemption,
 net of $558 income tax benefit                              1,037              --
                                                          --------         -------
Net income                                                $  8,764         $ 8,182
                                                          ========         =======

PRIMARY EARNINGS PER SHARE
Income before extraordinary item                          $    .89         $   .80
Extraordinary loss                                            (.10)             --
                                                          --------         -------
Net income                                                    $.79         $   .80
                                                          ========         =======

FULLY DILUTED EARNINGS PER SHARE
  (assuming conversion of dilutive
   convertible debentures)
Income before extraordinary item                          $    .81         $   .69
Extraordinary loss                                            (.06)             --
                                                          --------         -------
Net income                                                $    .75         $   .69
                                                          ========         =======

DIVIDENDS PER COMMON SHARE                                $    .24         $   .21
                                                          ========         =======



The accompanying notes are an integral part of these statements.

All share and per share information reflects a 3-for-2 stock split, paid on April 15, 1997.

                               TRENWICK GROUP INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                        1997             1996
                                                                        ----             ----
                                                                        (dollars in thousands)
Common stockholders' equity, beginning of year                       $ 265,753         $ 240,776

Common stock, $.10 par value, and additional paid-in capital:

Conversion of debentures (1,783,926)                                    57,780                --
Exercise of employer stock options
 (60,000 and 12,000 shares)                                                756               158
Income tax benefits from additional
 compensation deductions allowable
 for income tax purposes                                                   476                94
Restricted common stock awarded
 (9,782 and 9,293 shares)                                                  328               320
Common stock purchased and retired
 (5,091 and 5,226 shares)                                                 (171)             (180)

Retained earnings:

 Net income                                                              8,764             8,182
 Cash dividends                                                         (2,865)           (2,046)

Net unrealized appreciation of securities available for sale:

 Change in unrealized appreciation                                     (12,541)          (11,967)
 Change in applicable deferred income taxes                              4,387             4,188

Deferred compensation under stock award plan:

 Restricted common stock awarded                                          (328)             (320)
 Compensation expense recognized                                           135               133
                                                                     ---------         ---------

Common stockholders' equity, end of period                           $ 322,474         $ 239,338
                                                                     =========         =========


All share and per share information reflects a 3-for-2 stock split, paid on April 15, 1997.

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                           1997              1996
                                                           ----              ----
                                                               (in thousands)
Cash flows from operating activities:
 Premiums collected                                     $  37,391         $ 45,465
 Ceded premiums paid                                         (464)          (1,663)
 Claims and claims expenses paid                          (31,581)         (19,951)
 Claims and claims expenses recovered                         700              636
 Underwriting expenses paid                                (5,141)          (5,130)
                                                        ---------         --------

 Cash provided by underwriting activities                     905           19,357
 Net investment income received                            11,863           10,647
 Interest expense paid                                       (496)              --
 Income taxes paid (recovered)                             (2,158)              89
                                                        ---------         --------

    Cash provided by operating activities                  10,114           30,093
                                                        ---------         --------

Cash flows for investing activities:
 Purchases of debt securities                             (98,189)         (22,216)
 Sales of debt securities                                  31,966            5,025
 Maturities of debt securities                             15,947           10,707
 Purchases of equity securities                            (8,351)             (72)
 Sales of equity securities                                 4,621               21
 Additions to premises and equipment                          (51)            (137)
                                                        ---------         --------

    Cash used for investing activities                    (54,057)          (6,672)
                                                        ---------         --------

Cash flows for financing activities:
 Issuance of mandatorily redeemable preferred
  capital securities                                      110,000               --
 Redemption of convertible debentures                     (46,997)              --
 Issuance costs of capital securities                      (1,280)              --
 Issuance of common stock                                     756              158
 Dividends paid                                            (2,865)          (2,046)
                                                        ---------         --------

    Cash provided (used) by financing activities           59,614           (1,888)
                                                        ---------         --------

Change in cash and cash equivalents                        15,671           21,533

Cash and cash equivalents, beginning of period             14,253            6,760
                                                        ---------         --------

Cash and cash equivalents, end of period                $  29,924         $ 28,293
                                                        =========         ========



The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The interim consolidated financial statements included those of Trenwick Group Inc. and its subsidiaries and have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with prior periods. Certain items in the financial statements have been reclassified to conform with the 1997 presentation.

      Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The interim consolidated financial statements are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1996 audited financial statements and related notes.

      Earnings Per Share

      Primary earnings per share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Primary weighted average shares outstanding are adjusted to reflect as outstanding, throughout each year presented, common stock equivalents pursuant to the assumed exercise of stock options. Fully diluted earnings per share are computed based on the assumption that the convertible debentures are converted into common shares.
      Supplemental earnings per share reflect primary earnings per share adjusted as if the conversion was consummated as of the beginning of the period.

The weighted average shares of common stock outstanding and net income per share amounts are as follows:

                                                                            1997                      1996
                                                                            ----                      ----
      WEIGHTED AVERAGE SHARES OF
        COMMON STOCK OUTSTANDING:

      Primary                                                             11,066                    10,250
      Supplemental                                                        12,077                    12,034
      Fully diluted                                                       12,083                    13,451

      PER SHARE AMOUNTS:

      Primary                                                               $.79                      $.80
                                                                             ===                       ===
      Supplemental                                                          $.75                      $.73
                                                                             ===                       ===
      Fully diluted                                                         $.75                      $.69
                                                                             ===                       ===

      Issuance costs of capital securities

      The issuance costs associated with the issuance of the capital securities are being amortized over the term of the junior subordinated debentures.

2.    REINSURANCE

      Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written, premiums earned and claims and claims expenses incurred is as follows (in thousands):

                                                           Premiums Written
                                                         Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                           1997         1996
                                                         -------      --------
       Assumed                                           $72,737       $64,031

       Ceded                                             (13,179)       (5,148)
                                                        --------      --------

       Net                                               $59,558       $58,883
                                                         =======       =======

                                                          Premiums Earned
                                                          Three Months Ended
                                                                March 31,
                                                        ---------------------

                                                          1997          1996
                                                        -------      --------
       Assumed                                          $64,225       $52,835

       Ceded                                            (10,311)       (5,144)
                                                       --------      --------

       Net                                              $53,914       $47,691
                                                        =======       =======

                                                Claims and Claims Expenses Incurred
                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                         1997          1996
                                                        -------       -------
       Assumed                                          $46,517       $36,348

       Ceded                                            (15,713)       (7,149)
                                                       --------      --------

       Net                                              $30,804       $29,199
                                                        =======       =======

3.    MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES

      On January 28, 1997, Trenwick completed a private offering of $110 million in 8.82% Subordinated Capital Income Securities ("Capital Securities") through Trenwick Capital Trust I ("Trust"), a Delaware statutory business trust. Trenwick owns all the common securities of the Trust ("Common Securities"). Concurrently with the issuance of the Capital Securities, the Trust invested the proceeds their sale, together with the consideration paid to the Trust by Trenwick for the Common Securities, in Trenwick's Junior Subordinated Debentures, whose terms are similar to those of the Capital Securities.

      The Trust was formed for the sole purpose of issuing the Capital Securities and the Common Securities, investing the proceeds thereof in the Junior Subordinated Debentures and making distributions to the holders of the Capital Securities. The Capital Securities mature on February 1, 2037; require preferential cumulative cash distributions at an annual rate of 8.82%, payable semi-annually on February 1 and August 1 (beginning August 1, 1997) from the payment of interest on the Junior Subordinated Debentures; and are guaranteed by Trenwick, within certain limits, as to the payment of distributions and liquidation or redemption payments. They are subject to mandatory redemption, (i) in whole but not in part at maturity, upon repayment of the Junior Subordinated Debentures, at a redemption price equal to the principal amount plus accrued and unpaid interest; (ii) in whole but not in part at any time, contemporaneously with the optional prepayment of the Junior Subordinated Debentures upon the occurrence and continuation of certain events, at a redemption price equal to the greater of the principal amount or the present value of principal and interest payable to February 1, 2007, plus accrued and unpaid interest and possible additional sums; and (iii) in whole or in part, after February 1, 2007, contemporaneously with the optional prepayment of the Junior Subordinated Debentures, at a redemption price equal to the principal amount plus accrued and unpaid interest and possible additional sums. Upon the occurrence and continuation of an event of default with respect to the Junior Subordinated Debentures, the Capital Securities shall have a preference over the Common Securities. Upon the occurrence of an event of default (A) with respect to the Junior Subordinated Debentures which is attributable to Trenwick's failure to make required payments or (B) with respect to Trenwick's guarantee, the holders of the Capital Securities may institute a direct action against Trenwick.

4.    COMMON STOCKHOLDERS' EQUITY

      Stock Options and Benefit Plans

      For the three months ended March 31, 1997, Trenwick awarded key employees an aggregate of 9,782 shares of common stock under the terms of the 1989 Stock Plan, valued at an average of $33.50 per share (approximately $328,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the three month period, 5,091 shares were repurchased at an average of $33.50 per share (approximately $171,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

      Common Stock Split

      On March 6, 1997, Trenwick's Board of Directors approved a three-for-two stock split payable on April 15, 1997 to stockholders of record at the close of business on March 18, 1997. An amount equal to the par value of the additional shares issued have been transferred from additional paid-in capital to common stock. In this report, all share and per share data have been retroactively restated to reflect the stock split.

                             MANAGEMENT'S DISCUSSION
                     AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



OVERVIEW

Trenwick ("Trenwick") is a holding company whose principal subsidiary, Trenwick America Reinsurance Corporation ("Trenwick America Re") reinsures property and casualty risks written by U.S. insurance companies. Substantially all of Trenwick America Re's business is produced by reinsurance brokers. Trenwick America Re divides its business into three categories: treaty, specialty and facultative.

OPERATING RESULTS

Trenwick reported an increase in its first quarter income before extraordinary item of 20% to $9.8 million, compared to $8.2 million for the first quarter of 1996. Fully diluted per share income before extraordinary item increased 17% to $.81, compared to $.69 in the prior year first quarter. Net income for the first quarter of 1997 was $8.8 million or $.75 per fully-diluted share. In the first quarter of 1997, Trenwick recorded an extraordinary loss of $1.0 million associated with the redemption of $45.8 million principal amount of its 6% convertible debentures. There were no extraordinary items in the first quarter of 1996.

Realized after-tax investment gains in the first quarter of 1997 were $1.2 million or approximately $.11 per share, compared to $33,000 or $.01 per share for the same period in 1996.

PREMIUMS

Trenwick's gross premium writings in the quarter increased 14%, consisting of a 21% increase in casualty business, offset by a 20% decline in property business. However, Trenwick's net premiums written increased only nominally to $59.6 million in the first quarter of 1997 compared to $58.9 million in the same period in 1996, primarily because the Company elected to purchase additional stop loss reinsurance protection on casualty business effective January 1, 1997. The decision to increase the Company's stop loss protection was driven by the continued general deterioration in reinsurance pricing and the opportunity to buy additional protection at more favorable terms than in prior years. The distribution of the Company's net premiums written by type for the three months ended March 31, 1997 was as follows (in thousands):

                                            1997           1996      % Change
                                            ----           ----      --------
CASUALTY
  Treaty                                  $34,250        $37,280           8%
  Specialty                                15,620          9,851          59
  Facultative                               1,307          1,354          (3)
                                        ---------      ---------          --
                                           51,177         48,485           6
PROPERTY                                    8,381         10,398         (19)
                                         --------       --------          --
Total                                     $59,558        $58,883           1%
                                          =======        =======          ==

Trenwick's premium growth in casualty business in the first quarter of 1997 resulted from an increase in specialty treaty business, due to several new accounts underwritten in the second half of 1996. Casualty treaty business declined primarily as a result of an increase in retention by a ceding company on business which renewed January 1, 1997. Property business continued to decline primarily as a result of the Company's direct and indirect withdrawal from catastrophe business, caused by the prolonged deterioration in pricing.

New casualty business increased 27% in the quarter over the same period in 1996 and represented approximately 29% of total premium writings during the period. Continuing casualty business increased 18% in the quarter over the same period in 1996. Continuing casualty business represented 59% of the total premium writings during the period. The Company's property business represented approximately 12% of total premium writings for the quarter ended March 31, 1997.

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

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the period indicated, together with Trenwick America Re's combined ratio calculated on a statutory basis:


                                                          Three Months Ended
                                                                March 31,
                                                                ---------
                                                           1997          1996
                                                           ----          ----
Claims and claims expense ratio                            57.1%         61.2%
                                                           ----          ----
Expense ratio:
 Policy acquisition expense ratio                          32.2          25.7
 Underwriting expense ratio                                 7.4           8.4
                                                          -----         -----
 Total expense ratio                                       39.6%         34.1%
                                                           ----          ----

Combined ratio (GAAP basis)                                96.7%         95.3%
                                                           ----          ----

Trenwick America Re
 statutory combined ratio                                  95.9%         93.8%
                                                           ----          ----

As indicated, Trenwick's claims and claims expense ratio improved in the first quarter of 1997 compared to the same period in 1996. The claims and claims expense ratio in the first quarter of 1997 includes favorable development of $2 million, offset by $1.2 million of profit commissions, on business written in prior years.

INVESTMENT INCOME

Net investment income of $11.7 million in the first quarter of 1997 increased 19% compared to $9.9 million for the same period in 1996. Pre-tax yields on invested assets, excluding equity securities, averaged 6.4% in both 1997 and 1996. This growth resulted primarily from funds received of $29.7 million from the aggregate excess of loss commutation recorded in December 1996, coupled with approximately $61 million of funds received in January 1997 from Trenwick's previously reported private offering of $110 million 8.82% Subordinated Capital Income Securities. The remaining proceeds were used to redeem $46 million principal amount of the Company's convertible debentures, plus accrued interest.

After-tax net investment income in the first quarter of 1997 was $9.1 million compared to $7.7 million for the comparative period in 1996. The effective tax rate on net investment income for the three months ended was approximately 22.5% in 1997, versus 21.8% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, Trenwick's consolidated investments and cash totaled $825.5 million, as compared to $754.2 million at December 31, 1996. The fair value of the Company's debt securities portfolio exceeded amortized cost of $763.0 million and $700.5 million by $2.9 million and $13.5 million at March 31, 1997 and December 31, 1996, respectively. At March 31, 1997 and at December 31, 1996, the fair value of the Company's equity securities exceeded cost of $27.0 million and $21.3 million by $2.7 million and $4.6 million, respectively

As of March 31, 1997, Trenwick's consolidated stockholders' equity totaled $322.5 million or $27.02 per share, as compared to $265.8 million or $26.34 per share at December 31, 1996. This $56.7 million increase resulted primarily from the conversion of $57.7 million in debentures into approximately 1.8 million shares partially offset by a decrease in the unrealized appreciation on the debt and equity investments. Since December 31, 1996, the unrealized appreciation of debt and equity investments declined $8.2 million, net of tax, or $.68 per share, primarily as a result of the increase in interest rates.

In January 1997, the Company made a private offering of $110,000,000 in 8.82% Subordinated Capital Income Securities due February 20, 2037 through Trenwick Capital Trust I, a Delaware statutory business trust. In connection with this offering, the Company called for redemption all $103,500,000 aggregate principal amount of the Company's 6% convertible debentures due December 15, 1999, on February 20, 1997, at a redemption price of 102.57% principal amount plus accrued interest to the redemption date. Of the $103,500,000 principal amount of debentures outstanding on that date, $45,819,000 principal amount were redeemed and $57,681,000 principal amount were converted into an aggregate of 1,783,926 shares of the Company's common stock, par value $.10 per share. The remaining net proceeds from the offering of the Capital Securities will be used for general corporate purposes, which may include investments in and advances to subsidiaries, the financing of growth and expansion, the financing of possible future acquisitions and other corporate purposes.

Statutory surplus of Trenwick America Re was $294.2 million as of March 31, 1997, compared to $286.3 million as of December 31, 1996.

Cash flow from operations of $10.1 million in the first quarter of 1997 decreased approximately 66% compared to cash flow from operations of $30.1 million in the first quarter of 1996. In the first quarter last year, the Company benefited from non-recurring premium collections of approximately $7 million and below average paid loss activity. In 1997, operating cash flow was reduced by a return premium on an expiring account and an acceleration in payment of interest costs associated with the redemption of the Company's 6% convertible debentures.

Cash provided by financing activities in the first quarter of 1997 increased to $60.9 million compared to cash used for financing activities of $1.9 million in the first quarter of 1996. This increase primarily resulted from funds received from the aforementioned private offering partially offset by the debt redemption.

Trenwick declared a first quarter dividend of $.24 per share in 1997, a 14% increase compared to $.21 in the first quarter of 1996.

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


                                          TRENWICK GROUP INC.
                                          -------------------
                                              (Registrant)


  Date:  May 14, 1997                         JAMES F. BILLETT, JR.
        -------------                 -----------------------------
                                      James F. Billett, Jr.
                                      Chairman, President and
                                      Chief Executive Officer


  Date:  May 14, 1997                       ALAN L. HUNTE
         ------------                 ------------------------
                                      Alan L. Hunte
                                      Vice President, Chief Financial Officer
                                      and Treasurer