Form 10-Q/A
period 1997-03-31
TRENWICK GROUP INC
filed 1997-05-14
CIK 787952

        PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits
        4.1 (a) Indenture dated as of January 31, 1997, between The Chase Manhattan Bank and Trenwick. Incorporated by reference to
                Exhibit 4.2(a) to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-14737.

            (b) Amended and Restated Declaration of Trust of Trenwick Capital
                Trust I dated as of January 31, 1997. Incorporated by reference to Exhibit 4.2(b) to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-14737.

       11.0 Computation of Earnings Per Share
       27.0 Financial Data Schedule

b)  Reports on Form 8-K

            The following reports on Form 8-K were filed during the quarter ended March 31, 1997:

    Date of Report              Item Reported
    --------------              -------------
    January 24, 1997            Press Release announcing intention to make
                                private offering of Subordinated Capital
                                Income Securities.

    January 27, 1997            Press Release setting forth financial results
                                for quarter and year ended December 31, 1996.

    January 31, 1997            Press Release announcing sale of Subordinated
                                Capital Income Securities and use of proceeds to redeem Convertible Debentures to extent not converted.