Form 10-Q
period 1997-06-30
TRENWICK GROUP INC
filed 1997-08-14
CIK 787952

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997.



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period __________ to __________ .

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

YES /x/  NO ......

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                 Class                      Outstanding at July 31, 1997
                 -----                      ----------------------------
     Common Stock, $.10 par value                     11,937,182

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TRENWICK GROUP INC.

                                      INDEX


                                                                          Page
PART I.  Financial Information                                           Number
Consolidated Balance Sheet
  June 30, 1997 and December 31, 1996                                     3

Consolidated Statement of Income
  Three and Six Months Ended June 30, 1997 and 1996                       4

Consolidated Statement of Changes in Stockholders' Equity
  Three and Six Months Ended June 30, 1997 and 1996                       5

Consolidated Statement of Cash Flows
  Six Months Ended June 30, 1997 and 1996                                 6

Notes to Consolidated Financial Statements                               7-11

Management's Discussion and Analysis
  of Financial Condition and Results of Operations                       12-15


PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders             16
Item 6.  Exhibits and Reports on Form 8-K                                16

Signatures                                                               17

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                      June 30,           December 31,
                                                                         1997               1996
                                                                         (dollars in thousands)
          Assets

Securities available for sale at fair value:
 Debt securities (amortized cost: $777,146 and $700,476)             $   790,075         $ 713,998
 Equity securities (cost: $31,027 and $21,346)                            36,463            25,959
Cash and cash equivalents                                                 10,012            14,253
                                                                     -----------         ---------
     Total investments and cash                                          836,550           754,210

Accrued investment income                                                 10,970            10,386
Receivables from ceding insurers                                          79,981            62,689
Reinsurance recoverable balances, net                                     55,750            47,772
Deferred policy acquisition costs                                         23,836            21,805
Net deferred income taxes                                                 19,530            20,231
Other assets                                                              11,399             3,711
                                                                     -----------         ---------

     Total assets                                                    $ 1,038,016         $ 920,804
                                                                     ===========         =========

Liabilities and Stockholders' Equity

Liabilities:
 Unpaid claims and claims expenses                                   $   496,062         $ 467,177
 Unearned premium income                                                  83,374            71,448
 Convertible debentures                                                       --           103,500
 Other liabilities                                                        11,914            12,926
                                                                     -----------         ---------
     Total liabilities                                                   591,350           655,051
                                                                     -----------         ---------

Company-obligated mandatorily redeemable preferred
 capital securities of subsidiary trust holding solely junior
 subordinated debentures of Trenwick                                     110,000                --
                                                                     -----------         ---------

Common stockholders' equity:
 Common stock, $.10 par value, 22,500,000 shares
  authorized; 11,937,182 and 10,087,826 shares outstanding                 1,194             1,009
 Additional paid-in capital                                              153,434            94,423
 Retained earnings                                                       171,139           159,512
 Net unrealized appreciation of securities available for
  sale, net of income taxes                                               11,936            11,789
 Deferred compensation under stock award plan                             (1,037)             (980)
                                                                     -----------         ---------

     Total common stockholders' equity                                   336,666           265,753
                                                                     -----------         ---------
     Total liabilities and stockholders' equity                      $ 1,038,016         $ 920,804
                                                                     ===========         =========

All share and per share information reflects a 3 for 2 stock split, paid on April 15, 1997.

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                    Three Months Ended               Six Months Ended
                                                          June 30,                       June 30,
                                                   1997           1996             1997            1996
                                                   ----           ----             ----            ----
                                                           (in thousands except per share data)
Revenues:
   Net premiums earned                           $47,105        $ 53,376         $101,019        $101,067
   Net investment income                          12,123          10,185           23,852          20,054
   Net realized investment gains (losses)              1             (11)           1,916              39
   Other income                                       10              --               10              --
                                                 -------        --------         --------        --------

       Total revenues                             59,239          63,550          126,797         121,160
                                                 -------        --------         --------        --------

Expenses:
   Claims and claims expenses incurred            27,486          32,775           58,290          61,974
   Policy acquisition costs                       14,580          14,716           31,957          26,958
   Underwriting expenses                           3,779           3,343            7,768           7,371
   Interest expense                                   --           1,625              890           3,249
   Minority interest in Trenwick
     Capital Trust                                 2,426              --            4,043              --
                                                 -------        --------         --------        --------

       Total expenses                             48,271          52,459          102,948          99,552
                                                 -------        --------         --------        --------

Income before income taxes and
   extraordinary item                             10,968          11,091           23,849          21,608
Income taxes                                       2,375           2,764            5,455           5,099
                                                 -------        --------         --------        --------
Income before extraordinary item                   8,593           8,327           18,394          16,509
Extraordinary loss on debt redemption,
   net of $558 income tax benefit                     --              --            1,037              --
                                                 -------        --------         --------        --------
Net income                                       $ 8,593        $  8,327         $ 17,357        $ 16,509
                                                 =======        ========         ========        ========

PRIMARY EARNINGS PER SHARE
Income before extraordinary item                 $   .71        $    .81         $   1.59        $   1.61
Extraordinary loss                                    --              --              .09              --
                                                 -------        --------         --------        --------
Net income                                       $   .71        $    .81         $   1.50        $   1.61
                                                 =======        ========         ========        ========

FULLY DILUTED EARNINGS PER SHARE
   (assuming conversion of dilutive
   convertible debentures)
Income before extraordinary item                 $   .71        $    .70         $   1.51        $   1.39
Extraordinary loss                                    --              --              .06              --
                                                 -------        --------         --------        --------
Net income                                       $   .71        $    .70         $   1.45        $   1.39
                                                 =======        ========         ========        ========

DIVIDENDS PER COMMON SHARE                       $   .24        $    .21         $    .48        $    .41
                                                 =======        ========         ========        ========

All share and per share information reflects a 3-for-2 stock split, paid on April 15, 1997.

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                   Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
                                                                   1997            1996        1997            1996
                                                                   ----            ----        ----            ----
                                                                                   (dollars in thousands)
Common stockholders' equity, beginning of period                 $ 322,474     $ 239,338     $ 265,753     $ 240,776

Common stock, $.10 par value, and additional paid-in-capital:

Conversion of debentures (1,783,926)                                    --            --        57,780            --
Exercise of employer stock options
 (750, 179,778, 60,750 and 191,778 shares)                              20         3,438           776         3,596
Income tax benefits from additional
 compensation deductions allowable
 for income tax purposes                                                 7           959           483         1,053
Restricted common stock awarded
 (362, 9,782 and 9,654 shares)                                          --            13           328           333
Restricted common stock awards cancelled
 (2,100 shares)                                                         --           (91)           --           (91)
Common stock purchased and retired
 (25,205, 5,091 and 30,431 shares)                                      --          (843)         (171)       (1,023)

Retained earnings:

Net income                                                           8,593         8,327        17,357        16,509
Cash dividends                                                      (2,865)       (2,078)       (5,730)       (4,124)

Net unrealized appreciation of securities available for sale:

Change in unrealized appreciation                                   12,767        (5,861)          226       (17,828)
Change in applicable deferred income taxes                          (4,466)        2,052           (79)        6,240

Deferred compensation under stock award plan:

Restricted common stock awarded                                         --           (13)         (328)         (333)
Restricted common stock awards cancelled                                --            91            --            91
Compensation expense recognized                                        136           136           271           269
                                                                 ---------     ---------     ---------     ---------

Common stockholders' equity, end of period                       $ 336,666     $ 245,468     $ 336,666     $ 245,468
                                                                 =========     =========     =========     =========

All share and per share information reflects a 3-for-2 stock split, paid on April 15, 1997.

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                 June 30,
                                                           1997              1996
                                                           ----              ----
                                                              (in thousands)
Cash flows from operating activities:
 Premiums collected                                     $  73,612         $ 79,066
 Ceded premiums paid                                       (4,328)          (3,109)
 Claims and claims expenses paid                          (55,859)         (43,994)
 Claims and claims expenses recovered                       2,121            3,175
 Underwriting expenses paid                                (8,230)          (7,713)
                                                        ---------         --------

 Cash provided by underwriting activities                   7,316           27,425
 Net investment income received                            24,509           20,573
 Interest expense paid                                       (496)          (3,085)
 Income taxes paid (recovered)                             (6,226)          (4,881)
 Other income received                                         10               --
                                                        ---------         --------

    Cash provided by operating activities                  25,113           40,032
                                                        ---------         --------


Cash flows for investing activities:
 Purchases of debt securities                            (137,869)         (72,910)
 Sales of debt securities                                  33,980            7,936
 Maturities of debt securities                             26,002           26,207
 Purchases of equity securities                           (12,390)            (115)
 Sales of equity securities                                 4,621            2,375
 Additions to premises and equipment                          (78)            (407)
                                                        ---------         --------

    Cash used for investing activities                    (85,734)         (36,914)
                                                        ---------         --------

Cash flows for financing activities:
 Issuance of mandatorily redeemable preferred
  capital securities                                      110,000               --
 Redemption of convertible debentures                     (46,997)              --
 Issuance costs of capital securities                      (1,498)              --
 Issuance of common stock                                     776            3,596
 Repurchase of common stock                                  (171)          (1,023)
 Dividends paid                                            (5,730)          (4,124)
                                                        ---------         --------

    Cash provided (used) by financing activities           56,380           (1,551)
                                                        ---------         --------

Change in cash and cash equivalents                        (4,241)           1,567

Cash and cash equivalents, beginning of period             14,253            6,760
                                                        ---------         --------

Cash and cash equivalents, end of period                $  10,012         $  8,327
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

      The weighted average shares of common stock outstanding and net income per share amounts are as follows:

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                         June 30,
                                                    1997              1996            1997           1996
                                                    ----              ----            ----           ----
      WEIGHTED AVERAGE SHARES OF
        COMMON STOCK OUTSTANDING:

      Primary                                      12,114           10,226          11,593         10,227
      Supplemental                                 12,114           12,010          12,096         12,011
      Fully diluted                                12,114           13,443          12,186         13,430


      PER SHARE AMOUNTS:

      Primary                                        $.71             $.81           $1.50          $1.61
                                                     ====             ====           =====          =====
      Supplemental                                   $.71             $.74           $1.46          $1.47
                                                     ====             ====           =====          =====
      Fully diluted                                  $.71             $.70           $1.45          $1.39
                                                     ====             ====           =====          =====

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which establishes new guidelines for the computation and disclosure of earnings per share. This statement is required to be adopted on December 31, 1997 and earlier adoption is not permitted. Current earnings per share ("EPS") disclosures will be replaced by basic EPS and diluted EPS as defined in the statement. The expected effect of the statement on net income per share amounts is as follows:

                                                      Three Months Ended             Six Months Ended
                                                            June 30,                        June 30,
                                                    1997              1996            1997           1996
                                                    ----              ----            ----           ----
      Basic                                          $.72             $.84           $1.53          $1.67
                                                     ====             ====           =====          =====
      Diluted                                        $.71             $.70           $1.47          $1.39
                                                     ====             ====           =====          =====

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

2.    REINSURANCE

      Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written, premiums earned and claims and claims expenses incurred is as follows (in thousands):


                                                         Premiums Written
                                        Three Months Ended                Six Months Ended
                                              June 30,                        June 30,

                                        1997          1996                1997         1996
                                        ----          ----                ----         ----
      Assumed                          $59,681       $65,503            $132,418     $129,534

      Ceded                            (10,835)       (5,232)            (24,014)     (10,380)
                                      --------     ---------           ---------    ---------

      Net                              $48,846       $60,271            $108,404     $119,154
                                       =======       =======            ========     ========


                                                        Premiums Earned
                                        Three Months Ended                 Six Months Ended
                                              June 30,                         June 30,

                                        1997          1996                1997         1996
                                        ----          ----                ----         ----
      Assumed                          $56,266       $58,592            $120,491     $111,427

      Ceded                             (9,161)       (5,216)            (19,472)     (10,360)
                                       -------       -------            --------     --------

      Net                              $47,105       $53,376            $101,019     $101,067
                                       =======       =======            ========     ========


                                              Claims and Claims Expenses Incurred
                                        Three Months Ended                 Six Months Ended
                                             June 30,                          June 30,

                                        1997          1996                1997           1996
                                        ----          ----                ----           ----
      Assumed                          $39,359       $39,579             $85,876       $ 75,927

      Ceded                            (11,873)       (6,804)            (27,586)       (13,953)
                                       -------       -------             -------       --------

      Net                              $27,486       $32,775             $58,290       $ 61,974
                                       =======       =======             =======       ========

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

      In accordance with their terms, the Capital Securities were exchanged for fully registered Capital Securities, which are not subject to restrictions on transfer.

4.    STOCKHOLDERS' EQUITY

      Preferred Stock

      Trenwick has 1,000,000 shares of $.10 par value preferred stock authorized and none outstanding.

      Stock Options and Benefit Plans

      For the six months ended June 30, 1997, Trenwick awarded key employees an aggregate of 9,782 shares of common stock under the terms of the 1989 Stock Plan, valued at an average of $33.50 per share (approximately $328,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the six month period, 5,091 shares were repurchased at an average of $33.50 per share (approximately $171,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

      Common Stock

      On May 21, 1997, Trenwick's Board of Directors approved a stock repurchase program covering up to one million shares of the Company's common stock; no shares have been repurchased to date.

      On March 6, 1997, Trenwick's Board of Directors approved a three-for-two stock split which was paid on April 15, 1997 to stockholders of record at the close of business on March 18, 1997. An amount equal to the par value of the additional shares issued has been transferred from additional paid-in capital to common stock. In this report, all share and per share data have been retroactively restated to reflect the stock split.

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

OPERATING RESULTS

Trenwick Group Inc. reported consolidated net income of $8.6 million or $.71 per share for the second quarter of 1997 compared to $8.3 million or $.70 per fully diluted share for the second quarter of 1996. Per share earnings in the second quarter of 1997 reflect weighted average shares of 12.1 million, which should be compared to fully diluted weighted average shares of 13.4 million in the second quarter of 1996. The decrease in the average number of shares resulted from the redemption of $45.8 million principal amount of Trenwick's 6% convertible debentures called February 20, 1997.

For the first half of 1997, Trenwick's income before extraordinary item was $18.4 million or $1.59 per share compared to $16.5 million or $1.61 per share in the first half of 1996. Net income per fully diluted share was $1.45 for the first half of 1997 compared to $1.39 for the first half of 1996.

PREMIUMS

Trenwick's decision not to participate in the continuing downward spiral in property/casualty reinsurance rates contributed to the 9% decline in gross written premium and a 19% decline in net premiums written for the second quarter of 1997 compared to the second quarter of 1996. This decline in net premiums written is magnified by Trenwick's previously announced decision to buy more reinsurance protection in 1997 in light of the continued general deterioration in reinsurance pricing and the opportunity to buy additional protection at more favorable terms than in prior years.

The distribution of the Company's net premiums written by type was as follows (in thousands):

                         Three Months Ended                  Six Months Ended
                               June 30,                              June 30,
                   1997         1996    % Change        1997          1996       % Change
                   ----         ----    --------        ----          ----       --------
CASUALTY
   Treaty         $36,784    $ 40,785     (10)%       $ 71,034    $  78,136         (9)%
   Specialty        7,259      11,569     (37)          22,879       21,349          7
   Facultative        730       1,592     (54)           2,037        2,946        (31)
                  -------    --------     ---         --------    ---------        ---
                   44,773      53,946     (17)          95,950      102,431         (6)
PROPERTY            4,073       6,325     (36)          12,454       16,723        (26)
                  -------    --------     ---         --------    ---------        ---
Total             $48,846    $ 60,271     (19)%       $108,404    $ 119,154         (9)%
                  =======    ========     ===         ========    =========        ===

Trenwick's premium writings declined in the second quarter of 1997 as a result of a reduction in existing casualty treaty and specialty business. While, to date, new casualty business has offset the decline in premiums due to the non-renewal of certain accounts, premium writings from existing business have declined as a result of increased competition among primary companies. This increase in competition has caused cedants to reduce their premium writings or restructure their reinsurance programs, reducing the amount of reinsurance they purchase. Property business continued to decline primarily as a result of the Company's conservative response to continued erosion in catastrophe reinsurance pricing.

New casualty business increased 31% and 30% in the quarter and first half of 1997 over the same periods in 1996 and represented approximately 47% and 37% of total premium writings during the periods. Continuing casualty business decreased 28% and 5% in the quarter and for the first half of 1997 over the same periods in 1996. Continuing casualty business represented 45% and 52% of the total premium writings during the periods. The Company's property business represented approximately 8% and 11% of total premium writings for the quarter and first half of 1997.

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

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the period indicated, together with Trenwick America Re's combined ratio calculated on a statutory basis:

                                          Three Months Ended     Six Months Ended
                                              June 30,               June 30,
                                           1997      1996         1997     1996
                                           ----      ----         ----     ----
Claims and claims expense ratio             58.4%    61.4%        57.7%    61.3%
                                          ------     ----         ----     ----
Expense ratio:
  Policy acquisition expense ratio          30.9     27.6         31.6     26.7
  Underwriting expense ratio                 8.0      6.3          7.7      7.3
                                          ------     ----         ----     ----
  Total expense ratio                       38.9%    33.9%        39.3%    34.0%
                                          ------     ----         ----     ----

Combined ratio (GAAP basis)                 97.3%    95.3%        97.0%    95.3%
                                          ------     ----         ----     ----

Trenwick America Re
 statutory combined ratio                   96.1%    95.3%        96.0%    94.6%
                                          ------     ----         ----     ----

As indicated, Trenwick's claims and claims expense ratio improved in the second quarter and first half of 1997 compared to the same periods in 1996. The claims and claims expense ratio in the second quarter and first half of 1997 includes prior period favorable development of approximately $900,000 and $2.9 million, respectively. This improvement in the claims and claims expense ratio is partially offset by a continued shift in the mix of business from excess to quota share along with profit commission incurred on business written in prior years.

INVESTMENT INCOME

Net investment income of $12.1 million in the second quarter of 1997 increased 19% compared to $10.2 million for the same period in 1996. Net investment income of $23.9 million in the first half of 1997 increased 19% compared to $20.1 million in the first half of 1996. Pre-tax yields on invested assets, excluding equity securities, averaged 6.4% and 6.5% in 1997 and 1996, respectively. The increase in investment income is due to the continued growth in Trenwick's invested asset base. This growth resulted primarily from funds received of $29.7 million from the aggregate excess of loss commutation recorded in December 1996, coupled with approximately $61 million of funds received in January 1997 from Trenwick's previously reported private offering of $110 million 8.82% Subordinated Capital Income Securities. The remaining proceeds were used to redeem $46 million principal amount of the Company's convertible debentures, plus accrued interest.

After-tax net investment income in the second quarter and first half of 1997 was $9.3 million and $18.4 million compared to $7.9 million and $15.7 million for the comparative periods in 1996. The effective tax rate on net investment income for the first half of 1997 was approximately 22.9%, versus 22.0% for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, Trenwick's consolidated investments and cash totaled $836.6 million, as compared to $754.2 million at December 31, 1996. The fair value of the Company's debt securities portfolio exceeded amortized cost of $777.1 million and $700.5 million by $12.9 million and $13.5 million at June 30, 1997 and December 31, 1996, respectively. At June 30, 1997 and at December 31, 1996, the fair value of the Company's equity securities exceeded cost of $31.0 million and $21.3 million by $5.4 million and $4.6 million, respectively.

As of June 30, 1997, Trenwick's consolidated stockholders' equity totaled $336.7 million or $28.20 per share, as compared to $265.8 million or $26.34 per share at December 31, 1996. This $70.9 million increase resulted primarily from the conversion of $57.7 million in debentures into approximately 1.8 million shares. Since December 31, 1996, the unrealized appreciation of debt and equity investments nominally increased by $147,000, net of tax, or $.01 per share.

In January 1997, the Company made a private offering of $110,000,000 in 8.82% Subordinated Capital Income Securities due February 20, 2037 through Trenwick Capital Trust I, a Delaware statutory business trust. In connection with this offering, the Company called for redemption all $103,500,000 aggregate principal amount of the Company's 6% convertible debentures due December 15, 1999, on February 20, 1997, at a redemption price of 102.57% principal amount plus accrued interest to the redemption date. Of the $103,500,000 principal amount of debentures outstanding on that date, $45,819,000 principal amount were redeemed and $57,681,000 principal amount were converted into an aggregate of 1,783,926 shares of the Company's common stock, par value $.10 per share. The remaining net proceeds from the offering of the Capital Securities will be used for general corporate purposes, which may include investments in and advances to subsidiaries, the financing of growth and expansion, stock repurchases, the financing of possible future acquisitions and other corporate purposes.

Statutory surplus of Trenwick America Re was $304.5 million as of June 30, 1997, compared to $286.3 million as of December 31, 1996. Cash flow from operations of $25.1 million in the first half of 1997 decreased approximately 37% compared to cash flow from operations of $40.0 million in the first half of 1996. In the first half last year, the Company benefited from non-recurring premium collections of approximately $7 million and below average paid loss activity. Cash provided by financing activities in the first half of 1997 increased to $56.4 million compared to cash used for financing activities of $1.6 million in the first half of 1996. This increase primarily resulted from funds received from the aforementioned private offering partially offset by the debt redemption.

Trenwick declared a second quarter dividend of $.24 per share in 1997, a 14% increase compared to $.21 in the second quarter of 1996.

PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

A total of 6,760,293 shares, or 85% of the 7,957,628 shares of common stock outstanding on the March 27, 1997 record date, were represented at the Company's Annual Meeting of Stockholders held on May 22, 1997. Voting results were as follows:

On the proposal to elect three directors to serve in Class I until 2000, each of Messrs. W. Marston Becker and James F. Billett, Jr. was elected by an affirmative vote of 6,754,593 shares, with 5,700 shares withheld, and Mr. Joseph
D. Sargent was elected by an affirmative vote of 6,754,497 shares, with 5,796 shares withheld. The Proxy Committee voted its proxies for Mr. Becker in lieu of nominee Alan R. Gruber, who died subsequent to his nomination. Messrs. Herbert Palmberger, Frederick D. Watkins and Stephen R. Wilcox continue to serve in Class II until 1998, and Messrs. Anthony S. Brown, Neil Dunn and P. Anthony Jacobs continue to serve in Class III until 1999.

On the proposal to amend the Company's Restated Certificate of Incorporation to increase the authorized shares of common stock from 15,000,000 to 30,000,000 and to increase the authorized shares of preferred stock from 1,000,000 to 2,000,000, there were 6,460,764 shares voted in favor, 200,455 shares opposed and 18,451 shares abstaining.

On the proposal to increase the aggregate number of shares authorized for issuance under the 1993 Stock Option Plan by 500,000 shares, there were 6,002,834 shares voted in favor, 86,683 shares opposed and 570,626 shares abstaining.

On the proposal to ratify the appointment of Price Waterhouse LLP as independent accountants for the year ending December 31, 1997, there were 6,754,083 shares voted in favor, 610 shares opposed and 5,600 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

         a)   Exhibits
                     3(i) Certificate of Amendment of Restated Certificate of Incorporation of Trenwick Group Inc. dated as of May 13, 1986, June 2, 1987 and May 27, 1997.

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

  Date:  August 14, 1997                            JAMES F. BILLETT, JR.
        ----------------                    -----------------------------------
                                            James F. Billett, Jr.
                                            Chairman, President and
                                            Chief Executive Officer


  Date:  August 14, 1997                               ALAN L. HUNTE
         ---------------                    -----------------------------------
                                            Alan L. Hunte
                                            Vice President, Chief Financial
                                              Officer and Treasurer