Form 10-Q
period 1997-09-30
TRENWICK GROUP INC
filed 1997-11-14
CIK 787952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period _____________ to______________ .

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

YES X  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

           Class                                 Outstanding at October 31, 1997

Common Stock, $.10 par value                                 11,951,060

                               TRENWICK GROUP INC.

                                      INDEX



                                                                       Page
PART I.  Financial Information                                        Number

Consolidated Balance Sheet
  September 30, 1997 and December 31, 1996                               3

Consolidated Statement of Income
  Three and Nine Months Ended September 30, 1997 and 1996                4

Consolidated Statement of Changes in Stockholders' Equity
  Three and Nine Months Ended September 30, 1997 and 1996                5

Consolidated Statement of Cash Flows
  Nine Months Ended September 30, 1997 and 1996                          6

Notes to Consolidated Financial Statements                              7-11

Management's Discussion and Analysis
  of Financial Condition and Results of Operations                      12-15


PART II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds                      16
Item 6.  Exhibits and Reports on Form 8-K                               16-17

Signatures                                                              18

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                 September 30,       December 31,
                                                                                     1997               1996
                                                                                     ----               ----
                                                                                      (dollars in thousands)
          Assets
Securities available for sale at fair value:
 Debt securities (amortized cost: $782,735 and $700,476)                          $   802,756        $   713,998
 Equity securities (cost: $31,065 and $21,346)                                         38,675             25,959
Cash and cash equivalents                                                              13,863             14,253
                                                                                  -----------        -----------
     Total investments and cash                                                       855,294            754,210

Accrued investment income                                                              11,063             10,386
Receivables from ceding insurers                                                       87,048             62,689
Reinsurance recoverable balances, net                                                  57,280             47,772
Deferred policy acquisition costs                                                      23,791             21,805
Net deferred income taxes                                                              15,975             20,231
Other assets                                                                           17,420              3,711
                                                                                  -----------        -----------

     Total assets                                                                 $ 1,067,871        $   920,804
                                                                                  ===========        ===========

Liabilities and Stockholders' Equity

Liabilities:
 Unpaid claims and claims expenses                                                $   507,349        $   467,177
 Unearned premium income                                                               89,384             71,448
 Convertible debentures                                                                    --            103,500
 Other liabilities                                                                     12,307             12,926
                                                                                  -----------        -----------
     Total liabilities                                                                609,040            655,051
                                                                                  -----------        -----------

Company-obligated mandatorily redeemable preferred
 capital securities of subsidiary trust holding solely junior
 subordinated debentures of Trenwick                                                  110,000                 --
                                                                                  -----------        -----------

Common stockholders' equity:
 Common stock, $.10 par value, 22,500,000 shares
  authorized; 11,951,060 and 10,087,826 shares outstanding                              1,195              1,009
 Additional paid-in capital                                                           153,571             94,423
 Retained earnings                                                                    176,964            159,512
 Net unrealized appreciation of securities available for
  sale, net of income taxes                                                            17,960             11,789
 Deferred compensation under stock award plan                                            (859)              (980)
                                                                                  -----------        -----------

     Total common stockholders' equity                                                348,831            265,753
                                                                                  -----------        -----------
     Total liabilities and stockholders' equity                                   $ 1,067,871        $   920,804
                                                                                  ===========        ===========


All share and per share information reflects a 3 for 2 stock split, paid on April 15, 1997

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                            -----------------------        -----------------------
                                                              1997           1996            1997           1996
                                                            --------       --------        --------       --------
                                                                         (in thousands except per share data)

Revenues:
   Net premiums earned                                      $ 43,723       $ 55,008        $144,742       $156,075
   Net investment income                                      12,178         10,332          36,030         30,386
   Net realized investment gains (losses)                         --            (21)          1,916             18
   Other income                                                   --             --              10             --
                                                            --------       --------        --------       --------

       Total revenues                                         55,901         65,319         182,698        186,479
                                                            --------       --------        --------       --------

Expenses:
   Claims and claims expenses incurred                        25,522         33,428          83,812         95,402
   Policy acquisition costs                                   13,103         15,711          45,060         42,669
   Underwriting expenses                                       3,576          3,426          11,344         10,797
   Interest expense                                                2          1,626             892          4,875
   Minority interest in Trenwick
     Capital Trust                                             2,452             --           6,495             --
                                                            --------       --------        --------       --------

       Total expenses                                         44,655         54,191         147,603        153,743
                                                            --------       --------        --------       --------

Income before income taxes and
   extraordinary item                                         11,246         11,128          35,095         32,736
Income taxes                                                   2,473          2,608           7,928          7,707
                                                            --------       --------        --------       --------
Income before extraordinary item                               8,773          8,520          27,167         25,029
Extraordinary loss on debt redemption,
   net of $558 income tax benefit                                 --             --           1,037             --
                                                            --------       --------        --------       --------
Net income                                                  $  8,773       $  8,520        $ 26,130       $ 25,029
                                                            ========       ========        ========       ========

PRIMARY EARNINGS PER SHARE
Income before extraordinary item                            $    .72       $    .83        $   2.30       $   2.44
Extraordinary loss                                                --             --             .09             --
                                                            --------       --------        --------       --------
Net income                                                  $    .72       $    .83        $   2.21       $   2.44
                                                            ========       ========        ========       ========

FULLY DILUTED EARNINGS PER SHARE (assuming conversion
   of dilutive convertible debentures):
Income before extraordinary item                            $    .72       $    .71        $   2.23       $   2.10
Extraordinary loss                                                --             --             .06             --
                                                            --------       --------        --------       --------
Net income                                                  $    .72       $    .71        $   2.17       $   2.10
                                                            ========       ========        ========       ========

DIVIDENDS PER COMMON SHARE                                  $    .25       $    .21        $    .73       $    .62
                                                            ========       ========        ========       ========


All share and per share information reflects a 3-for-2 stock split, paid on April 15, 1997.

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                             Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                       --------------------------        --------------------------
                                                         1997             1996             1997             1996
                                                       ---------        ---------        ---------        ---------
                                                                         (dollars in thousands)
Common stockholders' equity, beginning of period       $ 336,666        $ 245,468        $ 265,753        $ 240,776

Common stock, $.10 par value, and additional paid-in-capital:

Conversion of debentures (1,783,926)                          --               --           57,780               --
Exercise of employer stock options
 (16,000, 1,500, 76,750 and 193,278 shares)                  180               40              956            3,636
Income tax benefits from additional
 compensation deductions allowable
 for income tax purposes                                      --               --              483            1,053
Restricted common stock awarded
 (5,376, 9,782 and 15,030 shares)                             --              174              328              507
Restricted common stock awards cancelled
 (2,122, 2,122 and 3,150 shares)                             (42)              --              (42)             (91)
Common stock purchased and retired
 (269, 5,091 and 30,699 shares)                               --               (8)            (171)          (1,031)

Retained earnings:

Net income                                                 8,773            8,520           26,130           25,029
Cash dividends                                            (2,948)          (2,079)          (8,678)          (6,203)

Net unrealized appreciation of
  securities available for sale:

Change in unrealized appreciation                          9,268            3,838            9,494          (13,990)
Change in applicable deferred income taxes                (3,244)          (1,344)          (3,323)           4,896

Deferred compensation under stock award plan:

Restricted common stock awarded                               --             (174)            (328)            (507)
Restricted common stock awards cancelled                      42               --               42               91
Compensation expense recognized                              136              127              407              396
                                                       ---------        ---------        ---------        ---------

Common stockholders' equity, end of period             $ 348,831        $ 254,562        $ 348,831        $ 254,562
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

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                               September 30,
                                                       --------------------------
                                                          1997             1996
                                                          ----             ----
                                                              (in thousands)
Cash flows from operating activities:
 Premiums collected                                    $ 112,384        $ 130,374
 Ceded premiums paid                                      (6,360)          (5,102)
 Claims and claims expenses paid                         (85,383)         (73,219)
 Claims and claims expenses recovered                      2,394            3,683
 Underwriting expenses paid                              (10,578)         (10,027)
                                                       ---------        ---------

 Cash provided by underwriting activities                 12,457           45,709
 Net investment income received                           37,242           31,527
 Interest expense paid                                    (5,364)          (3,085)
 Income taxes paid                                        (6,270)          (5,585)
                                                       ---------        ---------

    Cash provided by operating activities                 38,065           68,566
                                                       ---------        ---------

Cash flows for investing activities:
 Purchases of debt securities                           (171,147)        (120,522)
 Sales of debt securities                                 33,980           12,934
 Maturities of debt securities                            53,042           43,682
 Purchases of equity securities                          (12,428)            (158)
 Sales of equity securities                                4,621            2,375
 Additions to premises and equipment                        (158)            (553)
                                                       ---------        ---------

    Cash used for investing activities                   (92,090)         (62,242)
                                                       ---------        ---------

Cash flows for financing activities:
 Issuance of mandatorily redeemable preferred
  capital securities                                     110,000               --
 Redemption of convertible debentures                    (46,997)              --
 Issuance costs of capital securities                     (1,555)              --
 Issuance of common stock                                    956            3,636
 Repurchase of common stock                                 (171)          (1,031)
 Dividends paid                                           (8,598)          (6,203)
                                                       ---------        ---------

    Cash provided (used) by financing activities          53,635           (3,598)
                                                       ---------        ---------

Change in cash and cash equivalents                         (390)           2,726

Cash and cash equivalents, beginning of period            14,253            6,760
                                                       ---------        ---------

Cash and cash equivalents, end of period               $  13,863        $   9,486
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

      The weighted average shares of common stock outstanding and net income per share amounts are as follows:

                                              Three Months Ended             Nine Months Ended
                                                September 30,                   September 30,
                                        ---------------------------       ---------------------------
                                           1997             1996             1997             1996
                                        ----------       ----------       ----------       ----------
      WEIGHTED AVERAGE SHARES OF
        COMMON STOCK OUTSTANDING:

      Primary                               12,196           10,291           11,801           10,248
      Supplemental                          12,196           12,075           12,134           12,032
      Fully diluted                         12,196           13,492           12,195           13,457

      PER SHARE AMOUNTS:

      Primary                           $      .72       $      .83       $     2.21       $     2.44
      Supplemental                      $      .72       $      .75       $     2.18       $     2.23
      Fully diluted                     $      .72       $      .71       $     2.17       $     2.10

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which establishes new guidelines for the computation and disclosure of earnings per share. This statement is required to be adopted on December 31, 1997 and earlier adoption is not permitted. Current earnings per share ("EPS") disclosures will be replaced by basic EPS and diluted EPS as defined in the statement. The following reflects the basic EPS and diluted EPS calculated under this new statement:

                       Three Months Ended           Nine Months Ended
                         September 30,                September 30,
                    -----------------------       -----------------------
                      1997           1996           1997           1996
                    --------       --------       --------       --------
      Basic         $    .74       $    .85       $   2.26       $   2.52
      Diluted       $    .72       $    .71       $   2.19       $   2.10

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

2.    REINSURANCE

      Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written, premiums earned and claims and claims expenses incurred is as follows (in thousands):



                                         Premiums Written
                    ------------------------------------------------------------
                        Three Months Ended               Nine Months Ended
                           September 30,                    September 30,
                    --------------------------        --------------------------

                      1997             1996             1997             1996
                    ---------        ---------        ---------        ---------
      Assumed       $  59,892        $  60,574        $ 192,310        $ 190,108

      Ceded           (15,510)          (5,462)         (39,524)         (15,842)
                    ---------        ---------        ---------        ---------

      Net           $  44,382        $  55,112        $ 152,786        $ 174,266
                    =========        =========        =========        =========

                                          Premiums Earned
                    ------------------------------------------------------------
                         Three Months Ended              Nine Months Ended
                           September 30,                    September 30,
                    --------------------------        --------------------------

                      1997             1996             1997             1996
                    ---------        ---------        ---------        ---------
      Assumed       $  53,883        $  60,427        $ 174,374        $ 171,854

      Ceded           (10,160)          (5,419)         (29,632)         (15,779)
                    ---------        ---------        ---------        ---------

      Net           $  43,723        $  55,008        $ 144,742        $ 156,075
                    =========        =========        =========        =========


                               Claims and Claims Expenses Incurred
                    ------------------------------------------------------------
                       Three Months Ended                 Nine Months Ended
                          September 30,                      September 30,
                    --------------------------        --------------------------
                      1997             1996             1997             1996
                    ---------        ---------        ---------        ---------
      Assumed       $  40,183        $  41,381        $ 126,059        $ 117,308

      Ceded           (14,661)          (7,953)         (42,247)         (21,906)
                    ---------        ---------        ---------        ---------

      Net           $  25,522        $  33,428        $  83,812        $  95,402
                    =========        =========        =========        =========

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

      Stock Options and Benefit Plans

      For the nine months ended September 30, 1997, Trenwick awarded key employees an aggregate of 9,782 shares of common stock under the terms of the 1989 Stock Plan, valued at an average of $33.50 per share (approximately $328,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the nine month period, 5,091 shares were repurchased at an average of $33.50 per share (approximately $171,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

      Common Stock

      On May 21, 1997, Trenwick's Board of Directors approved a stock repurchase program covering up to one million shares of the Company's common stock; no shares have been repurchased to date.

      On March 6, 1997, Trenwick's Board of Directors approved a three-for-two common stock split which was paid on April 15, 1997 to stockholders of record at the close of business on March 18, 1997. An amount equal to the par value of the additional shares issued has been transferred from additional paid-in capital to common stock. In this report, all share and per share data have been retroactively restated to reflect the common stock split.

5.    STOCKHOLDER RIGHTS PLAN

     In the third quarter, Trenwick adopted a new Stockholder Rights Plan, replacing the plan adopted in 1989, and redeemed the rights issued under the 1989 plan. Stockholders of record at the close of business on September 24, 1997, received $0.01 for each redeemed right (equivalent to $0.00667 per share) and received one new Right for each share of common stock held. The Rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. Each Right entitles a stockholder to buy 1/200 of a share of the Company's Series B Junior Participating Preferred Stock at an exercise price of $125, subject to adjustment. Trenwick has reserved 200,000 shares of such preferred stock for possible issuance under the Plan.

     In the event that an acquiror accumulates 15% or more of Trenwick's common stock, all Rights holders except the acquiror may purchase, for the exercise price, in lieu of the Series B Junior Participating Preferred Stock, shares of common stock of Trenwick having a market value of twice the exercise price of each Right. If Trenwick is acquired in a merger or other business combination after the acquisition of 15% of Trenwick's common stock, all Rights holders except the acquiror may purchase the acquiror's shares at a similar discount. Trenwick is entitled to redeem the Rights at $0.01 per Right, subject to certain restrictions. The Rights will expire on September 23, 2007.

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

OPERATING RESULTS

Trenwick Group Inc. reported consolidated net income of $8.8 million or $.72 per share for the third quarter of 1997 compared to $8.5 million or $.71 per fully diluted share for the third quarter of 1996. Per share earnings in the third quarter of 1997 reflect weighted average shares of 12.2 million, which should be compared to fully diluted weighted average shares of 13.5 million in the third quarter of 1996. The decrease in the average number of shares resulted from the redemption of $45.8 million principal amount of Trenwick's 6% convertible debentures called February 20, 1997.

For the nine months ended September 30, 1997, Trenwick's income before extraordinary item was $27.2 million compared to $25.0 million for the nine months ended September 30, 1996. Net income per fully diluted share was $2.17 for the nine months ended September 30, 1997 compared to $2.10 last year.

PREMIUMS

Trenwick's decision not to participate in the continuing downward spiral in property/casualty reinsurance rates contributed to a nominal decline in gross written premium and a 19% decline in net premiums written for the third quarter of 1997 compared to the third quarter of 1996. This decline in net premiums written is magnified by Trenwick's previously announced decision to buy more reinsurance protection in 1997 in light of the continued general deterioration in reinsurance pricing and the opportunity to buy additional protection at more favorable terms than in prior years.

The distribution of the Company's net premiums written by type was as follows (in thousands):

                                 Three Months Ended                                 Nine Months Ended
                                    September 30,                                     September 30,
                     -------------------------------------------       ---------------------------------------------
                       1997            1996          % Change            1997             1996          % Change
                       ----            ----          --------            ----             ----          --------
CASUALTY
   Treaty            $  26,086       $  31,523              (17)%       $  97,120       $ 109,659              (11)%
   Specialty            11,250          13,369              (16)           34,129          34,718               (2)
   Facultative             655           2,074              (68)            2,692           5,020              (46)
                     ---------       ---------        ---------         ---------       ---------        ---------
                        37,991          46,966              (19)          133,941         149,397              (10)
PROPERTY                 6,391           8,146              (22)           18,845          24,869              (24)
                     ---------       ---------        ---------         ---------       ---------        ---------
Total                $  44,382       $  55,112              (19)%       $ 152,786       $ 174,266              (12)%
                     =========       =========        =========         =========       =========        =========

Trenwick's gross premium writings declined nominally in the third quarter of 1997 as a result of a reduction in existing casualty business. While, to date, new casualty business has offset the decline in premiums due to the non-renewal of certain accounts, premium writings from existing business have declined as a result of increased competition among primary companies. This increase in competition has caused cedants to reduce their premium writings or restructure their reinsurance programs, reducing the amount of reinsurance they purchase. In addition, continuing competition in the reinsurance markets has driven reinsurance prices on certain accounts below the pricing levels at which the Company will accept business. Property business continued to decline primarily as a result of PXRE's (the Company's strategic partner in the writing of catastrophe reinsurance) conservative response to continued erosion in pricing in that segment of the reinsurance business.

New casualty business decreased 3% in the quarter and increased 18% for the nine months ended September 30, 1997 over the same periods in 1996 and represented approximately 34% and 36% of total premium writings during those periods. Continuing casualty business increased 6% in the quarter and decreased 2% for the nine months ended September 30, 1997 over the same periods in 1996. Continuing casualty business represented 54% and 53% of the total premium writings during those periods. The Company's property business represented approximately 12% and 11% of total premium writings for the quarter and for the nine months ended September 30, 1997.

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

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the period indicated, together with Trenwick America Re's combined ratio calculated on a statutory basis:

                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,

                                          1997          1996          1997          1996
                                         ------        ------        ------        ------

Claims and claims expense ratio            58.3%         60.8%         57.9%         61.1%
                                         ------        ------        ------        ------
Expense ratio:
  Policy acquisition expense ratio         30.0          28.6          31.1          27.3
  Underwriting expense ratio                8.2           6.2           7.9           6.9
                                         ------        ------        ------        ------
  Total expense ratio                      38.2%         34.8%         39.0%         34.2%
                                         ------        ------        ------        ------

Combined ratio (GAAP basis)                96.5%         95.6%         96.9%         95.3%
                                         ------        ------        ------        ------
Trenwick America Re
statutory combined ratio                   95.8%         95.4%         96.0%         94.8%
                                         ------        ------        ------        ------

As indicated, Trenwick's claims and claims expense ratio improved in the third quarter and for the nine months ended September 30, 1997 compared to the same periods in 1996. The claims and claims expense ratio in the third quarter and for the nine months ended September 30, 1997 includes prior period favorable development of approximately $1.0 million and $3.9 million, respectively. This improvement in the claims and claims expense ratio is partially offset by a continued shift in the mix of business from excess to quota share along with profit commission incurred on business written in prior years.

INVESTMENT INCOME

Net investment income of $12.2 million in the third quarter of 1997 increased 18% compared to $10.3 million for the same period in 1996. Net investment income of $36.0 million for the nine months ended September 30, 1997 increased 19% compared to $30.4 million for the nine months ended September 30, 1996. Pre-tax yields on invested assets, excluding equity securities, averaged 6.4% in 1997 and 1996. The increase in investment income is due to the continued growth in Trenwick's invested asset base. This growth resulted primarily from funds received of $29.7 million from the aggregate excess of loss commutation recorded in December 1996, coupled with approximately $61 million of funds received in January 1997 from Trenwick's previously reported private offering of $110 million 8.82% Subordinated Capital Income Securities. The remaining proceeds were used to redeem $46 million principal amount of the Company's convertible debentures, plus accrued interest.

After-tax net investment income in the third quarter and for the nine months ended September 30, 1997 was $9.3 million and $27.7 million compared to $8.0 million and $23.7 million for the comparative periods in 1996. The effective tax rate on net investment income for the nine months ended September 30, 1997 was approximately 23%, versus 22.1% for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, Trenwick's consolidated investments and cash totaled $855.3 million, as compared to $754.2 million at December 31, 1996. The fair value of the Company's debt securities portfolio exceeded amortized cost of $782.7 million and $700.5 million by $20.0 million and $13.5 million at September 30, 1997 and December 31, 1996, respectively. At September 30, 1997 and at December 31, 1996, the fair value of the Company's equity securities exceeded cost of $31.0 million and $21.3 million by $7.6 million and $4.6 million, respectively.

As of September 30, 1997, Trenwick's consolidated common stockholders' equity totaled $348.8 million or $29.19 per share, as compared to $265.8 million or $26.34 per share at December 31, 1996. This $83.1 million increase resulted primarily from the conversion of $57.7 million in debentures into approximately
1.8 million common shares. Since December 31, 1996, the unrealized appreciation of debt and equity investments nominally increased by $6.2 million, net of tax, or $.52 per share.

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

Statutory surplus of Trenwick America Re was $309.6 million as of September 30, 1997, compared to $286.3 million as of December 31, 1996. Cash flow from operations of $38.1 million for the nine months ended September 30, 1997 decreased approximately 44% compared to cash flow from operations of $68.6 million for the nine months ended September 30, 1996. Cash provided by financing activities in the nine months ended September 30, 1997 increased to $53.6 million compared to cash used for financing activities of $3.6 million for the nine months ended September 30, 1996. This increase primarily resulted from funds received from the aforementioned private offering partially offset by the debt redemption.

Trenwick declared a third quarter dividend of $.24 per share in 1997 and also paid approximately $.01 per share in connection with the previously mentioned redemption of rights issued under the 1989 Stockholder Rights Plan, compared to $.21 in the third quarter of 1996.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In the third quarter, Trenwick adopted a new Stockholder Rights Plan replacing the plan adopted in 1989, and redeemed the rights issued under the prior plan. Holders of record of the Company's common stock, $0.10 par value, at the close of business on September 24, 1997, received $0.01 for each redeemed right (equivalent to $0.00667 per share) and received one new Right for each share of common stock held. The Rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. Each Right entitles a stockholder to buy 1/200 of a share of the Company's Series B Junior Participating Preferred Stock at an exercise price of $125.00, subject to adjustment. Trenwick has reserved 200,000 shares of such preferred stock for possible issuance under the Plan.

In the event that an acquiror accumulates 15% or more of Trenwick's common stock, all Rights holders except the acquiror may purchase, for the exercise price, in lieu of the Series B Junior Participating Preferred Stock, shares of common stock of Trenwick having a market value of twice the exercise price of each Right. If Trenwick is acquired in a merger or other business combination after the acquisition of 15% of Trenwick's common stock, all Rights holders except the acquiror may purchase the acquiror's shares at a similar discount. Trenwick is entitled to redeem the Rights at $0.01 per Right, subject to certain restrictions. The Rights will expire on September 23, 2007.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

3.1   (a)   Certificate of Elimination amending Trenwick's Restated Certificate of Incorporation to eliminate all reference to Series A Junior
            Participating Preferred Stock.

      (b) Certificate of Designation amending the Restated Certificate of Incorporation of Trenwick Group Inc. to create Series B Junior Participating Preferred Stock.

4.0 Rights Agreement dated as of September 24, 1997, between Trenwick Group Inc. and First Chicago Trust Company of New York, including, as Exhibit A thereto, a form of Rights Certificate. Incorporated by reference to
      Exhibit 1 to Trenwick's Form 8-A filed September 24, 1997, File No.
      0-14737.

11.0 Computation of Earnings Per Share
27.0 Financial Data Schedule

b)  Reports on Form 8-K

    The following report on Form 8-K was filed during the quarter ended September 30, 1997:

Date of Report                         Item Reported
September 24, 1997                     Redemption of Rights under 1989 Rights
                                       Plan and issuance of Rights under new
                                       Rights Plan

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TRENWICK GROUP INC.
                                               (Registrant)


  Date:      November 14, 1997              JAMES F. BILLETT, JR.
             -----------------          -----------------------------
                                        James F. Billett, Jr.
                                        Chairman, President and
                                        Chief Executive Officer


  Date:      November 14, 1997                 ALAN L. HUNTE
             -----------------          -----------------------------
                                        Alan L. Hunte
                                        Vice President, Chief Financial Officer
                                        and Treasurer