Form 10-K
period 1997-12-31
TRENWICK GROUP INC
filed 1998-03-19
CIK 787952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1997.

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

                          COMMON STOCK, $.10 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ...X....  NO .......

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

         The aggregate market value on February 28, 1998 of the voting stock held by non-affiliates of the registrant was 419,105,702.

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

           Class                                Outstanding at February 28, 1998
Common Stock, $.10 par value                                 12,018,010

The information required by Items 10 through 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1997.

                               TRENWICK GROUP INC.

                                Table of Contents

                                                                           Page
Item                                                                      Number
                                     PART I

1.  Business  ..............................................................   1
2.  Properties  ............................................................  17
3.  Legal Proceedings  .....................................................  17
4.  Submission of Matters to a Vote of Security Holders  ...................  17

                                     PART II

5.  Market for the Corporation's Common Stock and Related Stockholder Matters 17
6.  Selected Financial Data  ...............................................  18
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operation  ..................................................  19
8.  Financial Statements and Supplementary Data  ...........................  27
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure  ..................................................  55

                                    PART III

10.  Directors and Executive Officers  .....................................  55
11.  Executive Compensation  ...............................................  55
12.  Security Ownership of Certain Beneficial Owners and Management  .......  55
13.  Certain Relationships and Related Transactions  .......................  55

                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  ......  56

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

Trenwick primarily provides reinsurance to insurers of property and casualty risks in the United States. Trenwick writes both facultative and treaty reinsurance. Facultative is underwritten on a risk-by-risk basis where Trenwick applies its own pricing to the individual exposure. Treaty business involves evaluating groupings of multiple risks or segments of an insurance company's overall portfolio. Trenwick underwrites treaty business utilizing a variety of techniques. Blocks of risks where the type of business or the size and longevity of the account generate credible data are primarily evaluated by actuarial methods. Specialty classes or lines of business which are less statistically predictable require a more detailed analysis of the original risks, rates and coverages within the block of business in addition to quantitative tests.

Trenwick generally obtains all of its business through brokers and reinsurance intermediaries which seek its participation on reinsurance being placed for their customers. Reinsurance is provided both on an excess of loss and quota share basis, which in 1997 amounted to 45% and 55% of its business, respectively. In underwriting reinsurance, Trenwick does not target types of clients, classes of business or types of reinsurance. Rather, it selects transactions based upon the quality of the reinsured, the attractiveness of the reinsured's insurance rates and policy conditions and the adequacy of the proposed reinsurance terms.

On February 27, 1998, Trenwick expanded its product mix through the acquisition of SOREMA (UK) Limited (renamed Trenwick International Limited), a London market company, which underwrites specialty types of insurance and reinsurance on a worldwide basis.

LINES AND TYPES OF BUSINESS

Trenwick's net premiums written for its principal lines of business are set forth in the following table for the periods indicated.

                    NET PREMIUMS WRITTEN BY LINES OF BUSINESS
                                 (IN THOUSANDS)

                                             1997           1996           1995
                                           --------       --------       --------
Casualty
               Automobile Liability        $ 50,187       $ 64,539       $ 61,388
               Errors and Omissions          40,063         48,888         50,077
               General Liability             20,795         22,519         20,819
               Workers' Compensation         18,328         20,502            873
               Medical Malpractice           10,293          9,846          6,933
               Products Liability             1,743          2,595          3,101
               Accident and Health            6,326            205              4
               Other Casualty                 9,133         10,247         12,727
                                           --------       --------       --------
                  Total Casualty            156,868        179,341        155,922
Property                                     38,362         47,023         41,240
                                           --------       --------       --------
Total                                      $195,230       $226,364       $197,162
                                           ========       ========       ========

The major lines of reinsurance currently written by Trenwick are automobile liability, errors and omissions, general liability and workers' compensation which account for an aggregate of at least 66% of net premiums written in all years indicated. These lines as well as products liability and other casualty have declined as a result of three principal causes. Competition among primary companies has caused cedants to reduce their own premium writings or restructure their reinsurance programs, reducing the amount of reinsurance they purchase. As a result of consolidation within the industry, many ceding companies are now larger and financially stronger, enabling them to retain more risk. In addition, increasingly intense competition in the reinsurance markets has driven reinsurance prices on a number of accounts below pricing levels which Trenwick will accept. Medical malpractice and accident and health increased by approximately 65%, as compared to 1996. These increases resulted primarily from the strategic alliances with Transatlantic Re and Duncanson and Holt, respectively. In 1997, the amount of property business underwritten by Trenwick remained constant as a percentage of total net written premiums.

In 1997, 1996 and 1995, twelve programs underwritten by Trenwick accounted for approximately 45%, 49% and 52%, respectively, of gross premiums written. One ceding company accounted for 11%, 15% and 19% of gross premiums written for years 1997, 1996 and 1995, respectively. The majority of this business has been in force since 1988 and involves working layer excess of loss automobile liability for trucking risks written by Canal Insurance Company, an established specialist in this line of business. Canal has an A.M. Best Company rating of A+ and statutory capital and surplus at December 31, 1997 in excess of $316,000,000. During 1997, Trenwick continued its strategic reinsurance agreement with PXRE Reinsurance Company (PXRE Re), assuming approximately 15% of PXRE Re's property business. This program with PXRE Re accounted for approximately 4%, 6% and 9%, respectively, of gross premiums written in years 1997, 1996 and 1995. Trenwick also obtained approximately 11% and 10% of gross premiums written in 1997 from American International Group and Travelers Group, respectively. Trenwick expects to renew these accounts for 1998. While Trenwick believes that the loss of any one of these accounts would have a material adverse effect on premiums written, Trenwick does not believe that such a loss would result in a concurrent material decrease in its earnings. Further, Trenwick believes that it would continue to underwrite new business to replace these accounts, in the event that they were non-renewed.

The table set forth below shows the distribution of net premiums written by type which classifies the business by type of underwriting methodology used.

                    NET PREMIUMS WRITTEN BY TYPE OF BUSINESS
                                 (IN THOUSANDS)

                            1997                            1996                           1995
                  ------------------------        ------------------------        ------------------------
CASUALTY
Treaty            $169,692              87%       $190,122              84%       $158,923              81%
Facultative          3,254               2           6,404               3           6,035               3
                  --------        --------        --------        --------        --------        --------
                   172,946              89%        196,526              87%        164,958              84%
PROPERTY            22,284              11%         29,838              13%         32,204              16%
                  --------        --------        --------        --------        --------        --------
Total             $195,230             100%       $226,364             100%       $197,162             100%
                  ========        ========        ========        ========        ========        ========

Treaty Reinsurance

Approximately 98% of Trenwick's net premiums written is currently represented by treaty reinsurance including standard treaty, specialty and property business. Specialty business underwritten by Trenwick generally includes specialty coverages and classes such as professional liability, directors' and officers' liability and other excess and surplus lines exposures. Specialty also encompasses reinsurance of business written by managing general agents or alternative risk mechanisms other than insurance companies. Net treaty premiums written decreased 13% in 1997 and increased 15% and 41% in 1996 and 1995, respectively. In 1997, Trenwick wrote on a quota share and excess of loss basis an aggregate of 230 treaties, as compared to 229 treaties in 1996 and 222 treaties in 1995. Trenwick's commitment is currently limited to $2,000,000 per account on casualty treaty business and $1,500,000 on property business. Larger commitments are subject to Trenwick's Underwriting Committee referral process.

Facultative Reinsurance

Facultative writings, consisting entirely of casualty business, currently account for 2% of net premiums written. All facultative business is written on an excess of loss basis. The average gross limit provided by Trenwick is $579,000. Maximum facultative gross capacity per risk is $2,000,000. Trenwick retains the first $500,000 per transaction. In 1997, casualty facultative net premiums written represented by 297 contracts decreased 49% when compared to 1996. In 1996 and 1995, casualty facultative net premiums written represented by 384 and 318 contracts increased 6% and 45%, respectively, when compared to 1995 and 1994, respectively.

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

In 1997, Trenwick's three largest broker sources accounted for 41%, 14% and 10%, respectively, of Trenwick's gross premiums written. In 1996, the three largest broker sources accounted for 31%, 18% and 12%, respectively. These brokers are among the ten largest brokers in the reinsurance industry. Trenwick's concentration of business through a small number of sources is consistent with the concentration of the property and casualty broker reinsurance market, in which a majority of the business is written through the ten largest brokers. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on the business and operations of Trenwick. Trenwick does not believe, however, that the loss of such business would have a long-term adverse effect because of Trenwick's competitive position within the broker reinsurance market and the availability of business from other brokers.

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

Trenwick's management believes that the reinsurance industry, including the intermediary market, will continue to undergo further consolidation and that size and financial strength will continue to be significant factors in effective competition. Trenwick's statutory surplus was $322,850,000 at December 31, 1997. Based on the most recent information prepared by the Reinsurance Association of America (RAA), this surplus placed Trenwick among the top sixteen ranked reinsurance companies and the top thirteen reinsurers in the U.S. broker market, as measured by policyholder surplus, of those companies reporting to the RAA. The RAA is an industry organization of professional property and casualty reinsurers which, among other things, compiles data on reinsurers and their reinsurance operations.

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

Trenwick uses a combination of actuarial methods to determine its IBNR reserves. These methods fall into two general categories: (1) methods by which ultimate claims are estimated based upon historical patterns of reported claim development experienced by Trenwick, as supplemented by reported industry data, and (2) methods in which the level of Trenwick's IBNR claim reserves are established based upon the IBNR claim reserves relative to earned premium of other reinsurers, applied by accident year, line of business and type of reinsurance (excess of loss versus quota share) written by Trenwick. Reserve methods implicitly recognize the effect of inflation and other factors affecting claims payments by taking into account changes in historical payment patterns, the volume of business written, and trends in claim frequency and severity as reflected in Trenwick's reported claim activity. Due to the inherent uncertainties of estimating insurance company claim reserves, actual claims and claims expenses may deviate, perhaps substantially, from estimates of Trenwick's reserves reflected in the consolidated financial statements. Management believes that its claim reserve methods are reasonable and prudent and that Trenwick's reserves for claims and claims expenses at December 31, 1997 are adequate.

Trenwick's known exposure to environmental claims, including asbestos and pollution liability, is primarily associated with its participation in business written by its predecessor company between 1978 and 1983. Exposure to environmental claims on Trenwick's business written since 1983 is generally limited by exclusions on its own reinsurance contracts and also by exclusions on policies issued by ceding companies. Casualty business written in 1983 and prior is not material to Trenwick's overall book of business. As of December 31, 1997 outstanding claims including incurred but not reported claims for environmental liability were approximately $8,800,000, approximately 2% of Trenwick's total net outstanding reserves. Under Trenwick's current interpretation of policy language, management does not believe that it has a material exposure to environmental claims that requires additional reserves beyond its current estimates.

The following table presents an analysis of gross and net unpaid claims and claims expenses and a reconciliation of beginning and ending gross and net unpaid claims and claims expense balances for 1997, 1996 and 1995. The gross unpaid claims and claims expense balances for December 31, 1997 and 1996 are reflected in Trenwick's consolidated balance sheet. The net unpaid claims and claims expense balances are stated on a net basis after deductions for reinsurance recoverable on unpaid claims and claims expenses from retrocessionaires.

            ANALYSIS OF ACTIVITY IN UNPAID CLAIMS AND CLAIMS EXPENSES
                                 (IN THOUSANDS)

                                                            1997                        1996                        1995
                                                  -----------------------     -----------------------     -----------------------
                                                    Gross         Net           Gross         Net           Gross          Net
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Unpaid claims and claims expenses,
  beginning of year                               $ 467,177     $ 386,887     $ 411,874     $ 327,001     $ 389,298     $ 294,008
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Provision for claims and claims expenses:
  for claims incurred in the current year           175,133       114,920       161,061       133,755       135,013       115,133
  for claims incurred in prior years                 (4,098)       (5,366)       (3,669)       (4,439)      (23,666)       (2,065)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
       Subtotal                                     171,035       109,554       157,392       129,316       111,347       113,068
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Payments for claims and claims expenses:
  for claims incurred in the current year           (22,914)      (22,893)      (22,603)      (22,570)      (18,849)      (18,271)
  for claims incurred in prior years                (96,911)      (94,197)      (79,486)      (46,860)      (69,922)      (61,804)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
       Subtotal                                    (119,825)     (117,090)     (102,089)      (69,430)      (88,771)      (80,075)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Unpaid claims and claims expenses, end of year    $ 518,387     $ 379,351     $ 467,177     $ 386,887     $ 411,874     $ 327,001
                                                  =========     =========     =========     =========     =========     =========
Reinsurance recoverable on unpaid claims
 and claims expenses, end of year                               $ 139,036                   $  80,290                   $  84,873
                                                                =========                   =========                   =========

In 1996, Trenwick commuted an aggregate excess of loss reinsurance agreement covering the years 1989 through 1993. As a result of the commutation, Trenwick received a total consideration of $29,700,000 representing outstanding reserves of approximately the same amount. The commutation was recorded in 1996 as a paid loss recovery.

In 1997, 1996 and 1995, Trenwick recorded decreases of $5,366,000, $4,439,000, and $2,065,000, respectively, in estimated net claims for claims occurring in prior accident years. The decrease in 1997 is primarily due to the favorable development in accident years 1990 and prior, partially offset by unfavorable development in accident years 1991 through 1993. In 1997, Trenwick recorded a decrease of $4,098,000 in estimated gross claims for claims occurring in prior accident years.

The following table presents the development of Trenwick's net unpaid claims and claims expenses for 1987 through 1997. The top line of the table shows the net unpaid claims and claims expenses at the balance sheet date for each of the indicated years. This reflects the net estimated amounts of claims and claims expenses for claims arising in that year and in all prior years that are unpaid at the balance sheet date, including claims that had been incurred but not yet reported to Trenwick. The upper portion of the table shows the net cumulative subsequently paid amounts as of successive years with respect to that liability. The middle portion of the table shows the net re-estimated amount of the previously recorded net unpaid claims and claims expenses based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the net re-estimated liability at each December 31 is less (greater) than the prior net liability estimate. The net "Cumulative Redundancy (Deficiency)" depicted in the table for any particular calendar year represents the aggregate change in the initial net estimates over all subsequent calendar years.

The lower portion of the table presents a reconciliation of the net unpaid claims and claims expenses as of the end of the year with the related gross unpaid claims and claims expenses as of December 31, 1991 through 1997. Additionally, the table presents a reconciliation of the gross re-estimated unpaid claims and claims expenses as of the end of the latest re-estimation year, with separate disclosure of the related re-estimated reinsurance recoverable on unpaid claims and claims expenses. The "gross cumulative redundancy" depicted in the table for the calendar years 1991 through 1997 represents the aggregate change in the initial gross estimates over all subsequent calendar years.

                DEVELOPMENT OF UNPAID CLAIMS AND CLAIMS EXPENSES
                                 (in thousands)

                                       1997     1996       1995       1994       1993       1992       1991       1990       1989
                                       ----     ----       ----       ----       ----       ----       ----       ----       ----
Net unpaid claims and claims
 expenses, end of year               379,351  $386,887   $327,001   $294,008   $268,091   $266,685   $258,774   $245,105   $214,391

Cumulative amount of net
liability paid as of:

  One year later                          --    94,197     46,860     61,804     52,300     52,260     44,930     42,234     29,407
  Two years later                         --        --    110,289     81,417     90,382     93,312     80,725     77,183     60,888
  Three years later                       --        --               121,133     89,445    118,345    111,225    102,590     84,283
  Four years later                        --        --         --         --    112,119    111,174    127,431    124,129    101,597
  Five years later                        --        --         --         --         --    125,847    116,224    134,657    116,047
  Six years later                         --        --         --         --         --         --    127,130    122,089    124,465
  Seven years later                       --        --         --         --         --         --         --    129,100    110,656
  Eight years later                       --        --         --         --         --         --         --         --    115,017
  Nine years later                        --        --         --         --         --         --         --         --         --
  Ten years later                         --        --         --         --         --         --         --         --         --

Net liability re-estimated as of:

  One year later                          --   381,521    322,562    291,943    267,644    255,379    253,781    238,324    206,724
  Two years later                         --        --    317,199    279,561    263,473    255,379    243,488    233,565    199,864
  Three years later                       --        --         --    274,283    246,367    252,458    243,586    223,417    196,232
  Four years later                        --        --         --         --    241,478    236,009    241,600    224,171    188,052
  Five years later                        --        --         --         --         --    230,488    225,592    223,172    189,148
  Six years later                         --        --         --         --         --         --    217,852    213,327    188,884
  Seven years later                       --        --         --         --         --         --         --    205,179    180,619
  Eight years later                       --        --         --         --         --         --         --         --    176,778
  Nine years later                        --        --         --         --         --         --         --         --         --
  Ten years later                         --        --         --         --         --         --         --         --         --

Net cumulative redundancy
Amount of original liability              --     5,366      9,802     19,725     26,613     36,197     40,922     39,926     37,613

Percentage                                --         1%         3%         7%        10%        14%        16%        16%        18%

Gross liability, end of year         518,387   467,177    411,874    389,298    354,582    351,897    332,503

Reinsurance recoverable              139,036    80,290     84,873     95,290     86,491     85,212     73,729

Net liability, end of year           379,351   386,887    327,001    294,008    268,091    266,685    258,774

Gross re-estimated liability-latest            463,079    402,561    348,453    305,121    296,260    275,234

Re-estimated recoverable-latest                 81,558     85,362     74,170     63,643     65,772     57,382

Net re-estimated liability-latest              381,521    317,199    274,283    241,478    230,488    217,852

Gross cumulative redundancy                      4,098      9,313     40,845     49,461     55,637     57,269

                                         1988      1987(1)
                                         ----      ------
Net unpaid claims and claims
 expenses, end of year                 $169,785   $123,148

Cumulative amount of net
liability paid as of:

  One year later                         19,983     21,086
  Two years later                        34,855     32,409
  Three years later                      53,243     40,285
  Four years later                       67,132     48,307
  Five years later                       77,922     53,827
  Six years later                        87,397     58,568
  Seven years later                      93,109     64,172
  Eight years later                      78,032     67,798
  Nine years later                       81,381     53,974
  Ten years later                            --     55,816

Net liability re-estimated as of:

  One year later                        163,848    123,978
  Two years later                       154,646    118,452
  Three years later                     150,470    109,536
  Four years later                      145,457    106,093
  Five years later                      137,426    102,436
  Six years later                       137,818     97,304
  Seven years later                     138,255     96,900
  Eight years later                     133,192     98,125
  Nine years later                      130,422     97,785
  Ten years later                            --     95,700

Net cumulative redundancy
Amount of original liability             39,363     27,448

Percentage                                   23%        22%

Gross liability, end of year

Reinsurance recoverable

Net liability, end of year

Gross re-estimated liability-latest

Re-estimated recoverable-latest

Net re-estimated liability-latest

Gross cumulative redundancy

(1) Amounts for 1987 include claims activity associated with a Bermuda subsidiary, prior to its sale by Trenwick in 1987.

In evaluating the information in the table on the preceding page, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, if a claim determined in 1991 to be $150,000 was first reserved in 1986 at $100,000, the $50,000 deficiency (actual claim minus original estimate) would be included in the gross cumulative redundancy (deficiency) in each of the years 1986-1991 shown on the preceding page. This table does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The trend depicted in the table indicates that net unpaid claims and claims expense liability at December 31, 1996 have developed redundantly due to favorable development for claims occurring in accident years 1990 and prior, partially offset by unfavorable development in accident years 1991 through 1993.

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

Trenwick remains liable with respect to reinsurance ceded in the event that the retrocessionaire is unable to meet its obligations assumed under the reinsurance agreement. All retrocessionaires must be formally approved by Trenwick's Security Committee comprising the Chief Executive Officer, as Committee Chairman, and the Chief Financial Officer. The Security Committee re-evaluates the financial condition of Trenwick's retrocessionaires at least annually. The evaluation process involves financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by Trenwick. Business may not be conducted with retrocessionaires who are not currently approved by the Security Committee.

Trenwick's principal retrocessionaires domiciled in the United States are Centre Reinsurance Company of New York, Continental Casualty Company, Kemper Reinsurance Company and National Indemnity Company, which are rated A or better by A.M. Best Company. The principal retrocessionaires domiciled outside the United States are syndicates at Lloyds of London and Unionamerica Insurance Company, Limited. At December 31, 1997, Trenwick had no material uncollectible amounts due from its retrocessionaires.

INVESTMENTS

Trenwick's investments comply with the insurance laws of the State of Connecticut, its domiciliary state, and of the other states in which Trenwick is licensed or authorized. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stock, real estate mortgages and real estate. The Investment Committee of Trenwick's Board of Directors oversees investments and sets procedures and guidelines for investment strategy. Trenwick's internal staff manages Trenwick's investments and utilizes the services of an investment adviser. Trenwick's investment strategy focuses on capital preservation and income predictability. This strategy also requires that the risks associated with these objectives are properly managed. Accordingly, the Company emphasizes investment grade debt investments. At December 31, 1997, 88% of Trenwick's debt investments were rated Aa or better and none had a Moody's Investors Service quality rating less than A.

The Company's investment strategy permits an allocation for equity securities. At December 31, 1997, 5% of the Company's total investments and cash were invested in common and preferred equities of U.S. corporations. The primary risk associated with these securities is the exposure to daily market fluctuations.

Trenwick invests in three types of structured securities, collateralized mortgage obligations (CMO), mortgage-backed securities not backed by U.S. government agencies (non-agency MBS) and asset-backed securities (ABS), each accounting for 12%, 9% and 7%, respectively, of Trenwick's portfolio at December 31, 1997.

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

The asset-backed securities owned by Trenwick have primarily credit card, auto and home equity receivables as collateral and are subject also to credit risk. These securities have less cash flow uncertainty than non-agency MBS and CMO issues, because the issuer has the ability to add in new collateral should the asset-backed security experience faster prepayments, or in the event of default on the underlying collateral. The asset-backed securities owned by Trenwick are rated A or better by various Nationally Recognized Statistical Rating Organizations.

Trenwick also invests in agency pass-through securities which account for 5% of Trenwick's portfolio at December 31, 1997. As with CMOs, these securities are subject to prepayment risk.

The table below sets forth the distribution of Trenwick's investments at December 31, 1997 by type, maturity and quality rating.

                                   INVESTMENTS
                             (DOLLARS IN THOUSANDS)

                                                      AVERAGE   ESTIMATED
                                                      MATURITY    FAIR    AMORTIZED
                                                      IN YEARS   VALUE      COST
                                                      --------  --------  --------
TYPE
U.S. government bonds                                      4.9  $ 64,814  $ 62,418
Tax-exempt bonds(1)                                        4.4   384,854   373,867
Mortgage-backed and asset-backed securities                8.8   286,228   278,271
Debt securities issued by foreign governments              2.2     3,175     3,111
Public utilities                                           4.6     2,970     2,832
Corporate securities                                       6.4    68,138    66,108
Redeemable preferred stocks                                4.6     2,015     2,000
Short-term securities                                       .5       120       120
                                                                --------  --------
Total debt securities                                      6.2   812,314   788,727
Equity securities                                                 39,163    31,603
Cash and cash equivalents                                   --    12,847    12,847
                                                                --------  --------
Total investments and cash                                      $864,324  $833,177
                                                                ========  ========
MATURITY(DEBT SECURITIES)
Due in one year or less                                     .6  $ 65,473  $ 65,096
Due in one year through five years                         3.3   404,906   395,373
Due after five years through ten years                     7.3   254,518   244,294
Due after ten years                                       21.1    87,417    83,964
                                                                --------  --------
     Total debt securities                                 6.2  $812,314  $788,727
                                                                ========  ========
QUALITY (DEBT SECURITIES)
Aaa(2)-U.S. government bonds                                    $ 64,814  $ 62,418
         Tax-exempt bonds                                        351,751   342,156
         Mortgage-backed and asset-backed securities             201,464   196,100
         Corporate securities                                      7,213     6,810
         Redeemable preferred stocks                               2,015     2,000
                                                                --------  --------
                                                                 627,257   609,484
                                                                --------  --------
Aa(2)-Tax-exempt bonds                                            33,103    31,711
        Mortgage-backed securities                                41,556    39,899
        Corporate securities                                      10,596    10,109
                                                                --------  --------
                                                                  85,255    81,719
                                                                --------  --------
A(2)-Mortgage-backed securities                                   43,208    42,272
       Debt securities issued by foreign governments               3,175     3,111
       Public utilities                                            2,970     2,832
       Corporate securities                                       50,329    49,189
                                                                --------  --------
                                                                  99,682    97,404
                                                                --------  --------
Short-term securities                                                120       120
                                                                --------  --------
     Total debt securities                                      $812,314  $788,727
                                                                ========  ========

(1) Tax-exempt bonds include $98,625,000 escrowed in U.S. Government Securities, $166,090,000 insured by Municipal Bond Investors Assurance Corporation, Financial Guaranty Insurance Company, AMBAC Indemnity Corporation, or Financial Security Assurance Corporation and $45,155,000 both escrowed and insured.

(2) Quality rating as assigned by Moody's Investors Service, Inc. for all except certain mortgage-backed securities not backed by U.S. government agencies and certain asset-backed securities. Quality ratings for these other securities are as assigned by Fitch Investors Service, Standard and Poor's or Duff and Phelps. Ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.

REGULATION

NAIC

The National Association of Insurance Commissioners ("NAIC") is an organization which assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. Trenwick is unable to predict what effect, if any, these developments may have on its operations and financial condition. See
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

RBC

The NAIC's initiative to establish minimum capital requirements, referred to as Risk Based Capital ("RBC"), for property and casualty companies was completed and adopted in 1993. This formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. The ratios calculated for Trenwick America Re exceeded all of the RBC trigger points at December 31, 1997. Trenwick believes its capital will continue to exceed these RBC capital and surplus requirements for the foreseeable future. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The regulation and supervision to which Trenwick is subject relate primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of a reinsured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the reinsureds, and ultimately, their policyholders rather than their security holders. Trenwick believes that it is in compliance with all such regulations.

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

Dividends

The principal source of cash for the payment of dividends by Trenwick is the receipt of dividends from Trenwick America Re. Under the Connecticut insurance laws and regulations, the maximum amount of shareholder dividends or other distributions that Trenwick America Re may declare or pay to the Company within any twelve month period, without the permission of the Connecticut Insurance Commissioner, is limited to the greater of 10% of policyholder surplus at December 31 of the preceding year, or 100% of net income excluding realized capital gains, for the twelve month period ending December 31 of the preceding year, both determined in accordance with statutory accounting practices. For the purpose of computing the limitation, carryforward provisions apply with respect to net income realized in the two previous calendar years which has not already been paid out as dividends. The maximum amount of dividends which could be paid by Trenwick America Re in 1998 without regulatory approval would be $84,392,000.

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

EMPLOYEES

At December 31, 1997, Trenwick employed a total of 72 persons. Trenwick has no employees represented by a labor union and believes that its employee relations are good.

ITEM 2. PROPERTIES

Trenwick's offices in Stamford, Connecticut are occupied pursuant to a lease covering approximately 27,000 square feet of office space located at Metro Center, One Station Place. This lease terminates in 1998, and upon its termination Trenwick will relocate its offices to approximately 46,000 square feet of space located at One Canterbury Green, Stamford, Connecticut. Trenwick has entered into a ten-year lease for the new space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trenwick Common Stock is listed on the NASDAQ National Market System under the ticker symbol TREN. There were 126 holders of record and in excess of 1000 beneficial owners of Common Stock as of February 28, 1998. The other information called for by this item can be found in Item 8, Note 12 of Notes to the Consolidated Financial Statements.

For a description of restrictions on Trenwick's ability to pay dividends, reference is made to Item 1, Business - Regulation, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8, Note 6 of Notes to the Consolidated Financial Statements of Trenwick.

ITEM 6. SELECTED FINANCIAL DATA

                                               1997       1996      1995       1994       1993
                                            ----------  --------  --------  ---------   --------
                                                    (in thousands except per share data)
INCOME STATEMENT DATA
Net premiums written                        $  195,230  $226,364  $197,162  $ 139,635   $101,392
                                            ==========  ========  ========  =========   ========
Net premiums earned                         $  190,156  $211,069  $177,394  $ 132,683   $ 93,180
Net investment income                           48,402    41,226    36,828     33,932     34,954
Net realized investment gains (losses)           2,304       299       368       (196)     1,842
Other income                                        10        --        --         --         --
                                            ----------  --------  --------  ---------   --------
Total revenues                              $  240,872  $252,594  $214,590  $ 166,419   $129,976
                                            ==========  ========  ========  =========   ========
Net income                                  $   35,252  $ 33,848  $ 29,841  $  20,282   $ 23,739
                                            ==========  ========  ========  =========   ========
PER SHARE DATA
Basic earnings
        Income before extraordinary item    $     3.12  $   3.40  $   3.09  $    2.10   $   2.44
                                            ==========  ========  ========  =========   ========
        Net income                          $     3.03  $   3.40  $   3.09  $    2.10   $   2.44
                                            ==========  ========  ========  =========   ========
  Weighted average shares outstanding           11,645     9,959     9,674      9,638      9,736
                                            ==========  ========  ========  =========   ========
Diluted earnings
        Income before extraordinary item    $     3.01  $   2.85  $   2.59  $    1.88   $   2.11
                                            ==========  ========  ========  =========   ========
        Net income                          $     3.01  $   2.85  $   2.59  $    1.88   $   2.11
                                            ==========  ========  ========  =========   ========
  Weighted average shares outstanding           12,265    13,352    13,149     13,056     13,261
                                            ==========  ========  ========  =========   ========
Dividends                                   $      .97  $    .83  $    .75  $     .67   $    .57
                                            ==========  ========  ========  =========   ========
BALANCE SHEET DATA
Investments and cash                        $  864,324  $754,210  $653,704  $ 551,784   $546,303
Total assets                                 1,087,923   920,804   820,930    727,245    700,407
Unpaid claims and claims expenses              518,387   467,177   411,874    389,298    354,582
Convertible debentures                              --   103,500   103,500    103,500    103,500
Company obligated mandatorily
    redeemable preferred capital
    securities of subsidiary trust holding
    solely junior subordinated debentures
    of Trenwick                                110,000        --        --         --         --
Common stockholders' equity                    357,649   265,753   240,776    188,213    206,763
Shares of common stock outstanding              11,951    10,088     9,886      9,660      9,874
Book value per share                        $    29.93  $  26.34  $  24.36  $   19.48   $  20.94

CERTAIN GAAP FINANCIAL RATIOS

                                           1997    1996    1995    1994    1993
                                          ------  ------  ------  ------  ------
Combined ratio                              96.5%   95.8%   95.6%  103.2%  102.5%
Net premiums written to surplus ratio     0.55:1  0.85:1  0.82:1  0.74:1  0.49:1
Unpaid claims and claims expenses
 to surplus ratio                         1.45:1  1.76:1  1.71:1  2.07:1  1.71:1

All share and per share information reflects a 3 for 2 stock split, paid on April 15, 1997.

The earnings per share amounts have been restated to comply with the newly adopted accounting standard, "Earnings Per Share."

The other information called for by this item can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 8, Financial Statements and Supplementary Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INDUSTRY OVERVIEW

The property and casualty reinsurance industry is currently in its ninth consecutive year of soft market conditions. Competition has increased in recent years as a result of the ability of companies to raise additional capital through public and other financing and the use of both traditional and non-traditional reinsurance products. The level of excess capital has also been aided by favorable financial markets and the lower than normal number of major catastrophe losses in the last several years. These factors have mitigated any positive impact which may have occurred from the decline in the number of reinsurance companies through withdrawal or acquisition. Companies are now larger, offer significantly more capacity to ceding companies and have greater access to capital through capital markets or their parent organizations. Further, Lloyd's of London has rebounded from a period of uncertainty and is now aggressively competitive. The result is an oversupply of capacity in the reinsurance industry, which is more than capable of writing the current level of domestic premiums. In 1997, domestic premiums as reported by the RAA amounted to $19.9 billion, an increase of 5.3% compared to $18.9 billion, in 1996.

Despite soft market conditions, Trenwick has taken advantage of both the availability of capital in the financial markets and new opportunities in the business. Trenwick has raised additional capital for its reinsurance operation to increase its capacity for underwriting risks and to position the Company to take advantage of market opportunities. Over the past several years, Trenwick has implemented several strategic initiatives which have enabled it to write new business during the current soft market. Until 1997, this has resulted in an overall increase in premium writings. These initiatives included increased participation in renewal business through increased marketing efforts as reinsurance buyers consolidated their business within a smaller number of higher quality reinsurers, such as Trenwick. Growth was further augmented by hiring a team of senior underwriters in 1995. Trenwick also initiated several strategic alliances as an entry into lines of business not then written by the Company. Partners in these alliances include PXRE Re, a leader in property catastrophe reinsurance, Transatlantic Re, a leading reinsurer in healthcare professional liability and Duncanson & Holt (a wholly-owned subsidiary of

UNUM Corporation), the largest provider of accident and health reinsurance in the United States. As a result of these initiatives, Trenwick has established itself as one of the leading broker market reinsurers in the United States. On February 27, 1998, the Company expanded its product mix through the acquisition of SOREMA (UK) Limited (renamed Trenwick International Limited), a London market company, which underwrites specialty types of insurance and reinsurance on a worldwide basis.

RESULTS OF OPERATIONS

Premiums

In 1997, Trenwick reported net premiums written of $195.2 million, a 14% decrease compared to 1996. This compares to a 15% increase in premiums written in 1996 over 1995. The decline in premium volume is due to Trenwick's decision not to participate in the continuing downward spiral of rates in the U.S. property/casualty reinsurance market. This decline is magnified by Trenwick's decision to buy more reinsurance protection in 1997 in light of the continued general deterioration in reinsurance pricing and the opportunity to buy additional protection at more favorable terms than in prior years. Trenwick's net casualty premium writings declined 12% as a result of three principal causes. Competition among primary companies has caused cedants to reduce their own premium writings or restructure their reinsurance programs, reducing the amount of reinsurance they purchase. As a result of consolidation within the industry, many ceding companies are now larger and financially stronger, enabling them to retain more risk. In addition, increasingly intense competition in the reinsurance markets has driven reinsurance prices on a number of accounts below pricing levels which the Company will accept.

New casualty business on a gross basis increased 8% for the year ended December 31, 1997 over the same period in 1996 and represented approximately 35% of total premium writings during the period. Continuing casualty business on a gross basis increased 2% for the year ended December 31, 1997 over the same period in 1996 and represented 55% of the total premium writings during the period.

Net and gross property business declined primarily as a result of PXRE Re's (the Company's strategic partner in the writing of catastrophe reinsurance) conservative response to continued erosion in pricing in that segment of the reinsurance business and represented approximately 10% of total premium writings for the year ended December 31, 1997. During 1995, Trenwick modified its process of estimating premiums from ceding companies, resulting in an increase in accruals for unreported premiums written at December 31, 1997 of $14.1 million as compared to 1996, and an increase of $15.1 million in 1996 over 1995. These estimated premiums did not materially affect the Company's earnings in 1997, 1996 or 1995.

The following table sets forth gross premiums written, net premiums written and net premiums earned for the periods indicated:

(in thousands)                             1997          1996            1995
                                        ---------      ---------      ---------
Gross premiums written                  $ 248,662      $ 247,358      $ 214,336
Ceded premiums written                    (53,432)       (20,994)       (17,174)
                                        ---------      ---------      ---------
Net premiums written                    $ 195,230      $ 226,364      $ 197,162
                                        =========      =========      =========
Net premiums earned                     $ 190,156      $ 211,069      $ 177,394
                                        =========      =========      =========

Underwriting Expenses

The combined ratio is one means of measuring the profitability of a property and casualty reinsurance company. The combined ratio reflects underwriting experience, but does not reflect income from investments or provisions for income taxes. A combined ratio below 100% indicates profitable underwriting, and a combined ratio exceeding 100% indicates unprofitable underwriting. Although a reinsurer may have unprofitable underwriting results, the reinsurer may still be profitable because of investment income earned on its accumulated invested assets. In 1997, 1996 and 1995, Trenwick recorded an underwriting profit of $6.6 million, $8.8 million and $7.7 million, respectively.

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the periods indicated, together with Trenwick America Re's combined ratios calculated on a statutory basis:

                                                         1997     1996     1995
                                                         ----     ----     ----
Claims and claims expense ratio                          57.6%    61.3%    63.7%
                                                         ----     ----     ----
Expense ratio:
  Policy acquisition expense ratio                       30.8     27.8     24.8
  Underwriting expense ratio                              8.1      6.7      7.1
                                                         ----     ----     ----
  Total expense ratio                                    38.9     34.5     31.9
                                                         ----     ----     ----
Combined ratio                                           96.5%    95.8%    95.6%
                                                         ====     ====     ====
Trenwick America Re statutory
  combined ratio                                         95.9%    95.7%    95.5%
                                                         ====     ====     ====

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

As indicated in the preceding table, Trenwick's claims and claims expense ratio has improved since 1995, reflecting the lack of any material adverse impact from property catastrophe claims and favorable development of prior year reserves for claims and claims expense. Trenwick's property premium writings, including catastrophe business associated with PXRE Re, amounted to $22.3 million, $29.8 million and $32.2 million in 1997, 1996 and 1995, respectively. In 1997, 1996 and 1995, estimates of prior accident year claims were reduced by approximately $5.4 million, $4.4 million and $2.1 million, respectively. The reduction in 1997 is primarily due to favorable development in accident years 1990 and prior, partially offset by unfavorable development in accident years 1991 through 1993.

Trenwick's expense ratio, which is the ratio of policy acquisition costs and underwriting expenses to net earned premiums as determined in accordance with GAAP, increased in 1997 to 38.9% as compared to 34.5% in 1996 and 31.9% in 1995. Policy acquisition costs, which include brokerage and ceding commissions, vary directly with premium volume and are subject to changes in the mix of business. Trenwick writes business on both an excess of loss and quota share basis. Quota share business generally carries higher ceding commissions than excess of loss business. In 1997, quota share business increased to 55% of total premium writings as compared to approximately 43% and 35% for 1996 and 1995, respectively. Underwriting expenses, which generally do not vary with premium volume, were approximately $15.4 million, $14.2 million and $12.6 million in 1997, 1996 and 1995, respectively. The underwriting expense ratio increased 1.4 percentage points in 1997 compared to 1996 primarily as a result of the decrease in premium writings.

Trenwick America Re's statutory combined ratios for 1997, 1996 and 1995, provided in the preceding table, were 6.8, 8.1 and 15.6 percentage points better, respectively, than the weighted average statutory combined ratios for all reinsurance companies which reported their results to the RAA in those periods. The statutory combined ratios for this group of reinsurance companies in 1997, 1996 and 1995 were 102.7%, 103.8% and 111.1%, respectively. The statutory combined ratios as reported to the RAA by those companies, including Trenwick America Re, which primarily accept business from brokers, for 1997, 1996 and 1995 were 104.6%, 107.6% and 106.9%, respectively.

Investment Income

Net investment income in 1997 of $48.4 million increased 17% compared to net investment income of $41.2 million in 1996. Net investment income in 1996 increased 12% compared to net investment income of $36.8 million in 1995. Pre-tax yields on invested assets, excluding equity securities, increased to 6.4% in 1997 from 6.3% in 1996 and decreased from 6.5% in 1995. The fluctuation in yield reflected the composition of the maturing securities. During 1997, yields on the approximately $79 million of maturities were lower than yields on the approximately $63 million of maturities in 1996. In 1997, maturities included $31 million in principal repayments associated with Trenwick's portfolio of structured and agency pass-through securities compared to $24 million in 1996. As a result of the decrease in interest rates during 1997, principal repayments are expected to remain similar or increase marginally in 1998. The increase in investment income from 1996 to 1997 is due to the continued growth in Trenwick's invested asset base. This growth resulted primarily from funds received of $29.7 million from the aggregate excess of loss commutation recorded in December 1996, coupled with approximately $61 million of net funds received in January 1997 from Trenwick's private offering of $110 million in 8.82% Subordinated Capital Income Securities. The remaining proceeds were used to redeem the Company's convertible debentures. Investment income is expected to increase in 1998 as the Company's invested asset base continues to grow. During 1997, the Company sold approximately $31 million of U.S. government and agency securities and reinvested the proceeds primarily in structured securities in order to increase the overall yield of the portfolio.

Operating Results

Trenwick's income before extraordinary item was $36.3 million, or $3.12 per share compared to $33.8 million, or $3.40 per share for 1996. Weighted average shares outstanding for 1997 were increased by 1,784,000 common shares issued in February 1997 when $57.7 million of Trenwick's debentures converted. On a diluted basis, income before extraordinary item for 1997 was $3.01 per share, compared to $2.85 per share for 1996. In 1997, Trenwick recorded an extraordinary loss of $1.0 million, net of income taxes, associated with the redemption of $45.8 million principal amount of its 6% convertible debentures. There were no extraordinary items in 1996.

Included in Trenwick's net income were after-tax realized investment gains of $1.5 million, or $.13 per share, $194,000 or $.02 per share and $239,000 or $.03 per share in 1997, 1996 and 1995, respectively.

Year 2000 Issue

Trenwick completed the modification of its internally developed software to be year 2000 compliant during 1996, and is currently in the process of monitoring the compliance of its outside vendors. The total cost of achieving such compliance is not anticipated to have a material impact on Trenwick's financial condition or results of operations.

INVESTMENTS

At December 31, 1997, Trenwick had investments and cash of $864.3 million, an increase of 15% compared to investments and cash of $754.2 million at December 31, 1996. This increase resulted principally from cash provided by financing and operations. In addition to dividends paid to stockholders, financing cash flow included $61 million of net funds received in January 1997 from Trenwick's private offering of $110 million in 8.82% Subordinated Capital Income Securities. The remaining proceeds were used to redeem the Company's convertible debentures. All debt and equity investments are classified as "available for sale" and reported at fair value, with the unrealized gain or loss, net of income taxes, reported in a separate component of stockholders' equity. Since December 31, 1996, the market value of the Company's debt and equity investments increased approximately $13.0 million. In 1996, Trenwick's investments and cash increased by $100.5 million or approximately 15% when compared to 1995. That increase resulted principally from cash provided by operations reduced by dividends paid to stockholders. Operating cash flow included $29.7 million received in December 1996 for the commutation of a reinsurance agreement covering the years 1989 through 1993.

The average maturity of debt securities at December 31, 1997 was 6.2 years compared to 6.0 years at December 31, 1996. During 1997, the proceeds from sales and maturities of taxable and tax-exempt securities of $117.8 million, together with cash provided by financing and operations, were invested primarily in taxable securities consisting of mortgage-backed securities of $72 million, asset-backed securities of $33 million, U.S. government and agency securities of $28 million and corporate bonds of $30 million. In addition, $39 million of tax-exempt securities were purchased along with $9 million of preferred stock and $6 million of common stock. Debt securities were invested in the average maturity range of between two to fifteen years. During 1996, the proceeds from sales and maturities of taxable and tax-exempt securities of $93.1 million, together with cash provided by operations, were invested primarily in taxable securities consisting of mortgage-backed securities of $41 million, asset-backed securities of $24 million, U.S. government securities of $18 million, preferred stock of $12 million and corporate bonds of $5 million. The proceeds were also used to invest in $87 million of tax-exempt securities.

The Company's investment policy requires that certain debt investments be maintained in an amount equal to the discounted present value of net reinsurance liabilities. The policy also requires that additional debt investments be maintained in an amount equal to approximately 10% of total reserve liabilities to ensure adequate liquidity in the event of a significant change in estimated payments. At December 31, 1997, the debt investments held under this policy had an average maturity of approximately 4.6 years, as compared to approximately 4.5 years estimated for such liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Trenwick is a holding company whose principal asset is its investment in the common stock of Trenwick America Re. As a holding company, Trenwick's principal source of funds consists of permissible dividends and tax allocation payments from Trenwick America Re and investment income on Trenwick's fixed-income portfolio. Trenwick's principal uses of cash are dividends to its stockholders and servicing its debt obligations. Trenwick America Re receives cash from premiums, investment income and proceeds from sales and maturities of portfolio investments and utilizes cash to pay claims, purchase its own reinsurance protections, meet operating and capital expenses and purchase fixed-income and equity securities.

In January 1997, Trenwick completed a private offering of $110 million in 8.82% Subordinated Capital Income Securities due February 1, 2037 through Trenwick Capital Trust I, a Delaware statutory business trust. In connection with this offering, on February 20, 1997, Trenwick called for redemption all $103.5 million aggregate principal amount of the Company's 6% convertible debentures due December 15, 1999, at a redemption price of 102.57% principal amount plus accrued interest to the redemption date. Of the $103.5 million principal amount of debentures outstanding on that date, $45.8 million principal amount were redeemed and $57.7 million principal amount were converted into an aggregate of
1.8 million shares of Trenwick's common stock.

Cash provided by operating activities of $47 million in 1997 decreased approximately 57% as compared to $110.5 million in 1996. In 1996, Trenwick commuted an aggregate excess of loss retrocessional agreement covering the years 1989 through 1993 for which Trenwick received a total consideration of $29.7 million representing outstanding reserves of approximately the same amount. The commutation was recorded in 1996 as a paid loss recovery. Trenwick expects that its cash provided by operating activities will be sufficient to meet its operating and financing requirements in 1998 and its longer term operating needs.

Cash provided by financing activities increased to $50.6 million compared to cash used for financing activities of $5.3 million in 1996. This increase primarily resulted from funds received from the aforementioned private offering partially offset by the debt redemption.

At December 31, 1997, Trenwick's investments and cash of $864.3 million exceeded total liabilities, including gross reserves for claims and claims expenses of $518.4 million, by $244.1 million, compared to $99.2 million and $73.6 million at December 31, 1996 and 1995, respectively. At December 31, 1997, 1996 and 1995, Trenwick's net book value amounted to $357.6 million, $265.8 million and $240.8 million, respectively. Trenwick maintains a portion of its investment portfolio in cash equivalents which are available in the event of unanticipated changes in cash requirements. At December 31, 1997, Trenwick's investments consisted principally of fixed-income securities, 88% of which are rated Aa or better. Trenwick's general policy is to hold these securities to maturity. However, there may be business reasons which would cause all or a portion of these securities to be made available for sale prior to maturity; therefore, Trenwick records these investments at fair value, with market value fluctuations reflected in stockholders' equity, net of income taxes (see Note 1 to Consolidated Financial Statements).

The ratio of net premiums written to surplus, the "surplus ratio", relates to the amount of risk to which an insurer's or reinsurer's statutory capital is exposed, as measured by the amount of premiums written in relation to such surplus. Property and casualty reinsurance companies currently have a surplus ratio of approximately 0.7:1. Trenwick America Re's surplus ratios were 0.6:1 for 1997 and 0.8:1 for both 1996 and 1995. Accordingly, Trenwick has sufficient surplus capacity to write additional business without significantly exceeding the industry average.

Trenwick purchases reinsurance to reduce its exposure to catastrophe claims and the frequency and severity of claims in all lines of business. In 1997, Trenwick's reinsurance treaties consisted principally of an excess of loss treaty for its facultative casualty business and property catastrophe reinsurance treaties. In addition, Trenwick purchased an annual aggregate excess of loss ratio treaty for casualty business effective January 1, 1997. These coverages were renewed effective January 1, 1998.

REGULATORY MATTERS

The National Association of Insurance Commissioners (NAIC) has adopted Risk-Based Capital (RBC) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The ratios of Total Adjusted Capital to Authorized Control Level RBC for Trenwick America Re exceeded all the RBC trigger points at December 31, 1997. Trenwick believes its capital will continue to exceed these RBC capital and surplus requirements for the foreseeable future.

Under Connecticut insurance laws and regulations, the maximum amount of shareholder dividends or other distributions that Trenwick America Re may declare or pay to Trenwick within any twelve month period, without the permission of the Connecticut Insurance Commissioner, is limited to the greater of 10% of policyholder surplus at December 31 of the preceding year, or 100% of net income excluding realized capital gains, for the twelve month period ending December 31 of the preceding year, both determined in accordance with statutory accounting practices. For the purpose of computing the limitation, carryforward provisions apply with respect to net income realized in the two previous calendar years which has not already been paid out as dividends. The maximum amount of dividends which could be paid by Trenwick America Re in 1998 without regulatory approval would be $84.4 million.

SUBSEQUENT EVENT

On February 27, 1998, Trenwick completed the acquisition of SOREMA (UK) Limited (renamed Trenwick International Limited) from SOREMA S.A. for cash in the amount of $60.6 million, which approximated book value. Trenwick International Limited is based in London and underwrites specialty treaty and facultative insurance and reinsurance on a worldwide basis. For the year ended December 31, 1997, Trenwick International Limited had gross and net premiums written of approximately $102 million and $70 million, respectively. The acquisition will be accounted for as a purchase and its capital will be doubled to over $125 million. Trenwick believes that the acquisition is an excellent means of diversifying its current business. Trenwick International Limited's experienced team of underwriters specializes in shorter-tail classes of insurance and reinsurance of risks located outside the United States. Trenwick also believes that the acquisition of an established company in the London insurance market provides an opportune platform for further international expansion. Pierre Croizat (former Chief Executive Officer of SOREMA Group), who joined the Company last September to initiate an international expansion plan, will head Trenwick's international operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      TRENWICK GROUP INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Pages

Financial Statements:

Report of Independent Accountants
   on Consolidated Financial Statements.......................................28

Consolidated Balance Sheet at December 31, 1997 and 1996......................29

Consolidated Statement of Income
   for the three years ended December 31, 1997................................30

Consolidated Statement of Changes in Stockholders' Equity
   for the three years ended December 31, 1997................................31

Consolidated Statement of Cash Flows
   for the three years ended December 31, 1997................................32

Notes to Consolidated Financial Statements.................................33-54

Financial Statement Schedules:

III - Condensed Financial Information of Registrant .....................S-1-S-3

Report of Independent Accountants on Financial Statement
  Schedules..................................................................S-4

Schedules other than those listed above are omitted since they are either not required or are not applicable or the information required is presented in the consolidated financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Trenwick Group Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Trenwick Group Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

New York, New York
January 27, 1998

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEET

                                                                      December 31,
                                                               -----------------------
                                                                   1997         1996
                                                               -----------   ---------
                                                               (dollars in thousands)
Assets
Securities available for sale at fair value:
 Debt securities (amortized cost: $788,727 and $700,476)       $   812,314   $ 713,998
 Equity securities (cost: $31,603 and $21,346)                      39,163      25,959
Cash and cash equivalents                                           12,847      14,253
                                                               -----------   ---------
     Total investments and cash                                    864,324     754,210

Accrued investment income                                           10,969      10,386
Receivables from ceding insurers                                    91,867      62,689
Reinsurance recoverable balances, net                               66,361      47,772
Deferred policy acquisition costs                                   22,524      21,805
Net deferred income taxes                                           12,451      20,231
Other assets                                                        19,427       3,711
                                                               -----------   ---------
     Total assets                                              $ 1,087,923   $ 920,804
                                                               ===========   =========
Liabilities and Stockholders' Equity
Liabilities:
 Unpaid claims and claims expenses                             $   518,387   $ 467,177
 Unearned premium income                                            87,020      71,448
 Convertible debentures                                                 --     103,500
 Other liabilities                                                  14,867      12,926
                                                               -----------   ---------
     Total liabilities                                             620,274     655,051
                                                               -----------   ---------
Company-obligated mandatorily redeemable preferred
 capital securities of subsidiary trust holding solely junior
 subordinated debentures of Trenwick Group Inc.                    110,000          --
                                                               -----------   ---------
Common stockholders' equity:
 Common stock, $.10 par value, 30,000,000 shares
  authorized; 11,951,060 and 10,087,826 shares outstanding           1,195       1,009
 Additional paid-in capital                                        153,714      94,423
 Retained earnings                                                 183,218     159,512
 Net unrealized appreciation of securities available for
  sale, net of income taxes                                         20,245      11,789
 Deferred compensation under stock award plan                         (723)       (980)
                                                               -----------   ---------
     Total common stockholders' equity                             357,649     265,753
                                                               -----------   ---------
     Total liabilities and stockholders' equity                $ 1,087,923   $ 920,804
                                                               ===========   =========

All share and per share information reflects a 3 for 2 stock split, paid on April 15, 1997.

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                      Year Ended December 31,
                                                      -----------------------
                                                     1997       1996      1995
                                                  ---------   --------  --------
                                               (in thousands except per share data)
Revenues:
    Net premiums earned                           $ 190,156   $211,069  $177,394
    Net investment income                            48,402     41,226    36,828
    Net realized investment gains                     2,304        299       368
    Other income                                         10         --        --
                                                  ---------   --------  --------
           Total revenues                           240,872    252,594   214,590
                                                  ---------   --------  --------
Expenses:
    Claims and claims expenses incurred             109,554    129,316   113,068
    Policy acquisition costs                         58,549     58,757    44,024
    Underwriting expenses                            15,425     14,190    12,589
    Interest expense                                    894      6,503     6,496
    Minority interest in subsidiary trust             8,920         --        --
                                                  ---------   --------  --------
           Total expenses                           193,342    208,766   176,177
                                                  ---------   --------  --------
Income before income taxes and
    extraordinary item                               47,530     43,828    38,413
Income taxes                                         11,241      9,980     8,572
                                                  ---------   --------  --------
Income before extraordinary item                     36,289     33,848    29,841
Extraordinary loss on debt redemption,
    net of $558 income tax benefit                   (1,037)        --        --
                                                  ---------   --------  --------
Net income                                        $  35,252   $ 33,848  $ 29,841
                                                  =========   ========  ========
BASIC EARNINGS PER SHARE
Income before extraordinary item                  $    3.12   $   3.40  $   3.09
Extraordinary loss                                     (.09)        --        --
                                                  ---------   --------  --------
Net income                                        $    3.03   $   3.40  $   3.09
                                                  =========   ========  ========

DILUTED EARNINGS PER SHARE
Income before extraordinary item                  $    3.01  $    2.85   $  2.59
                                                  =========   ========  ========
Net income                                        $    3.01   $   2.85  $   2.59
                                                  =========   ========  ========

DIVIDENDS PER COMMON SHARE                        $     .97   $    .83  $    .75
                                                  =========   ========  ========

All share and per share information reflects a 3 for 2 stock split, paid on April 15, 1997.

The earnings per share amounts prior to 1997 have been restated to comply with the newly adopted accounting standard, "Earnings Per Share".

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Year Ended December 31,
                                                     -----------------------
                                                  1997       1996         1995
                                               ---------   ---------   ---------
                                                      (dollars in thousands)
Stockholders' equity, beginning of year        $ 265,753   $ 240,776   $ 188,213

Common stock, $.10 par value, and additional paid-in capital:

Conversion of debentures (1,783,926 shares)       57,780          --          --
 Exercise of employer stock options
   (76,750,  221,028 and 198,060  shares)            956       4,001       1,657
 Income tax benefits from additional
   compensation deductions allowable
   for income tax purposes                           626       1,467         987
 Restricted common stock awarded
   (9,782, 15,030 and 31,956  shares)                327         507         933
  Restricted common stock awards cancelled
   (2,133 and 3,150  shares)                         (42)        (91)         --
 Common stock purchased and retired
   (5,091, 30,699 and 4,584  shares)                (171)     (1,031)       (134)

Retained earnings:

 Net income                                       35,252      33,848      29,841
 Cash dividends                                  (11,546)     (8,285)     (7,287)

Net unrealized appreciation of
 investments available for sale:

 Change in unrealized appreciation                13,012      (8,551)     41,487
 Change in applicable deferred income taxes       (4,556)      2,994     (14,519)

Deferred compensation under stock award plan:

 Restricted common stock awarded                    (327)       (507)       (933)
 Restricted common stock awards cancelled             42          91          --
 Compensation expense recognized                     543         534         531
                                               ---------   ---------   ---------
Common stockholders' equity, end of year       $ 357,649   $ 265,753   $ 240,776
                                               =========   =========   =========

All share and per share information reflects a 3 for 2 stock split, paid on April 15, 1997.

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Year Ended December 31,
                                                              -----------------------
                                                          1997        1996         1995
                                                        ---------   ---------   ---------
                                                                 (in thousands)
Cash flows from operating activities:
  Premiums collected                                    $ 149,351   $ 171,017   $ 144,996
  Ceded premiums paid                                     (10,026)     (6,254)     (7,908)
  Claims and claims expenses paid                        (117,916)   (102,759)    (89,487)
  Claims and claims expenses recovered                      2,841      34,156       7,942
  Underwriting expenses paid                              (13,753)    (12,765)    (11,008)
                                                        ---------   ---------   ---------
  Cash provided by underwriting activities                 10,497      83,395      44,535
  Net investment income received                           50,469      42,654      38,829
  Interest and other expenses paid                         (5,364)     (6,190)     (6,239)
  Income taxes paid                                        (8,592)     (9,381)     (9,681)
                                                        ---------   ---------   ---------
    Cash provided by operating activities                  47,010     110,478      67,444
                                                        ---------   ---------   ---------
Cash flows for investing activities:
  Purchases of debt securities                           (203,554)   (177,611)   (163,262)
  Sales of debt securities                                 33,980      22,460      43,859
  Maturities of debt securities                            78,770      62,983      55,600
  Purchases of equity securities                          (12,967)    (12,529)       (326)
  Sales of equity securities                                5,009       7,638          37
  Additions to premises and equipment                        (227)       (611)       (612)
                                                        ---------   ---------   ---------
    Cash used for investing activities                    (98,989)    (97,670)    (64,704)
                                                        ---------   ---------   ---------
Cash flows for financing activities:
  Issuance of mandatorily redeemable preferred
      capital securities                                  110,000          --          --
  Redemption of convertible debentures                    (46,997)         --          --
  Issuance costs of capital securities                     (1,669)         --          --
  Issuance of common stock                                    956       4,001       1,657
  Repurchase of common stock                                 (171)     (1,031)       (134)
  Dividends paid                                          (11,546)     (8,285)     (7,287)
                                                        ---------   ---------   ---------
      Cash provided by (used for) financing activities     50,573      (5,315)     (5,764)
                                                        ---------   ---------   ---------
Change in cash and cash equivalents                        (1,406)      7,493      (3,024)
Cash and cash equivalents, beginning of year               14,253       6,760       9,784
                                                        ---------   ---------   ---------
Cash and cash equivalents, end of year                  $  12,847   $  14,253   $   6,760
                                                        =========   =========   =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements OF and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of significant accounting policies.

CONSOLIDATED FINANCIAL STATEMENTS POLICIES

The consolidated financial statements include the accounts of Trenwick Group Inc. (Trenwick) and its subsidiaries. Trenwick's principal subsidiary, Trenwick America Reinsurance Corporation (Trenwick America Re), underwrites reinsurance.

INVESTMENTS AND CASH EQUIVALENTS

Trenwick has classified all of its debt and equity securities as "available for sale" and reported them at fair value with net unrealized gains and losses included in stockholders' equity, net of related deferred income taxes. The fair value of debt securities and equity securities is estimated using quoted market prices or broker dealer quotes. Cash equivalents represent investments with maturities at date of purchase of three months or less and are carried at cost which approximates fair value.

Realized gains or losses on disposition of investments are determined on the basis of the specific identification method. Investment income consisting of dividends and interest, net of investment expenses, is recognized in income when earned. The amortization of premiums and accretion of discount for debt securities is computed utilizing the interest method. Structured securities, anticipated prepayments and expected maturities are used in applying the interest method. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security and that adjustment is included in net investment income.

REVENUES

Insurance premiums are earned on a pro rata basis over the related contract period, which is generally one year. Unearned premium income represents the portion of premiums applicable to the unexpired portion of premium coverage with renewal dates later than year end. Premiums on contracts are accrued on an estimated basis throughout the term of such contracts. These estimates may change in the near term.

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

RESERVE FOR UNPAID CLAIMS AND CLAIMS EXPENSES

Claims are recorded as incurred so as to match such costs with premiums over the contract periods. The amount provided for unpaid claims consists of any unpaid reported claims and estimates for incurred but not reported claims, net of salvage and subrogation. The estimates for claims incurred but not reported were developed based on Trenwick's historical claims experience and an actuarial evaluation of expected claims experience. Insurance liabilities are based on estimates and the ultimate liability may vary from such estimates. Any adjustments to these estimates are reflected in income when known.

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

STOCK-BASED COMPENSATION

Trenwick grants stock options for a fixed number of common shares to employees and non-employee directors with an exercise price equal to the market value of the shares at the date of grant. The accounting standard, "Accounting for Stock-Based Compensation", supersedes the previous opinion and establishes a fair value based method of accounting for stock-based compensation plans. However, it permits an entity to continue to apply the accounting provisions of the previous opinion and make pro forma disclosures of net income and earnings per share, as if the fair market value based method had been applied. Trenwick continues to account for the stock option grants in accordance with the previous opinion and has included the pro forma disclosures required by the fair value based method in Note 7.

EARNINGS PER SHARE

Effective December 31, 1997, Trenwick adopted a new accounting standard, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements of earnings per share and supersedes the previous standard. It requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the effect of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. In this report, all per share amounts prior to 1997 have been restated to comply with this standard.

PREMISES AND EQUIPMENT

Premises and equipment, including leasehold improvements, are recorded at cost and are amortized or depreciated using the straight-line method over their useful lives, which range from three to ten years.

ISSUANCE COSTS OF CAPITAL SECURITIES AND DEBT

The issuance costs of the capital securities are being amortized over the term of the junior subordinated debentures.

Debt issuance costs associated with the issuance of convertible debentures were being amortized over the term of the related debt using the interest method. The unamortized costs applicable to debentures converted to common stock were charged to stockholders' equity at the time of conversion.

COMPREHENSIVE INCOME

A new accounting standard, "Reporting Comprehensive Income", which is effective for Trenwick's interim and annual periods beginning after December 15, 1997, establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Adoption of this standard will have no material effect on the earnings of Trenwick.

NOTE 2
INVESTMENTS

The fair value and amortized cost of debt securities at December 31 are as follows:

                                                     1997                          1996
                                  -----------------------       -----------------------
                                      FAIR      AMORTIZED           FAIR      AMORTIZED
(in thousands)                       VALUE           COST          VALUE           COST
                                  --------      ---------       --------      ---------
U.S. Treasury securities
  and obligations of
  U.S. government
  corporations and agencies       $ 64,814       $ 62,418       $ 91,702       $ 90,421
Obligations of states and
  political subdivisions           384,854        373,867        367,029        360,201
Mortgage-backed and
  asset-backed securities          286,228        278,271        211,228        206,774
Debt securities issued by
  foreign governments                3,175          3,111          3,227          3,156
Public utilities                     2,970          2,832          2,918          2,803
Corporate securities                68,138         66,108         37,774         37,001
Redeemable preferred stock           2,015          2,000           --             --
Short-term securities                  120            120            120            120
                                  --------       --------       --------       --------
Total debt securities             $812,314       $788,727       $713,998       $700,476
                                  ========       ========       ========       ========

The fair value and amortized cost of debt securities at December 31, 1997 are shown below by contractual or expected maturity periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. The maturities for mortgage-backed and asset-backed securities are calculated using expected maturity dates, adjusted for anticipated prepayments.


                                                                 FAIR      AMORTIZED
(in thousands)                                                  VALUE           COST
                                                             --------      ---------
Due in one year or less                                      $ 65,473       $ 65,096
Due after one year through five years                         404,906        395,373
Due after five years through ten years                        254,518        244,294
Due after ten years                                            87,417         83,964
                                                             --------       --------
Total debt securities                                        $812,314       $788,727
                                                             ========       ========

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

During the twelve months ended December 31, 1997, all investments were income producing. The sources of net investment income for the years ended December 31 are as follows:

(in thousands)                      1997            1996            1995
                                    ----            ----            ----

Debt securities                 $ 47,400        $ 41,332        $ 37,219
Equity securities                  1,257             393             289
Cash and cash equivalents          1,228             719             621
                                --------        --------        --------
Gross investment income           49,885          42,444          38,129
Investment expenses               (1,483)         (1,218)         (1,301)
                                --------        --------        --------
Net investment income           $ 48,402        $ 41,226        $ 36,828
                                ========        ========        ========


Net realized gains (losses) on sales of investments are as follows:

(in thousands)                         1997         1996         1995
                                       ----         ----         ----
Debt securities:
 Gross realized gains               $   151        $ 137        $ 605
 Gross realized losses                 (146)          (1)        (274)
Equity securities:
 Gross realized gains                 2,299          862           37
 Gross realized losses                 --           (699)        --
                                    -------        -----        -----
Net realized investment gains       $ 2,304        $ 299        $ 368
                                    =======        =====        =====

UNREALIZED GAINS (LOSSES) ON DEBT AND EQUITY SECURITIES

Unrealized gains and losses at December 31 are as follows:

(in thousands)                           1997                      1996
                                      -------------------        -------------------
                                        GAINS      LOSSES         GAINS       LOSSES
                                        -----      ------         -----       ------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies            $ 2,396       $ --         $1,319     $   (38)
Obligations of states and
 political subdivisions                11,022        (35)         7,173        (345)
Mortgage-backed and
 asset-backed securities                7,994        (37)         4,958        (504)
Debt securities issued
 by foreign governments                    64        --              71        --
Public utilities                          138        --             115        --
Corporate securities                    2,030        --             775          (2)
Redeemable preferred stock                 15        --            --          --
                                      -------       ----        -------       -----
Total debt securities                 $23,659       $(72)       $14,411       $(889)
                                      =======       ====        =======       =====

Equity securities                     $ 7,560       $--         $ 4,616       $  (3)
                                      =======       ====        =======       =====

NET UNREALIZED APPRECIATION OF INVESTMENTS AVAILABLE FOR SALE

The components of the net unrealized appreciation of investments available for sale at December 31 are as follows:

(in thousands)                                         1997            1996
                                                       ----            ----
Unrealized appreciation of debt securities         $ 23,587        $ 13,522
Unrealized appreciation of equity securities          7,560           4,613
                                                   --------        --------
Unrealized appreciation of investments               31,147          18,135
Deferred income taxes                               (10,902)         (6,346)
                                                   --------        --------
Net unrealized appreciation
 of investments available for sale,
 net of income taxes                               $ 20,245        $ 11,789
                                                   ========        ========

INVESTMENTS HELD AS COLLATERAL OR ON DEPOSIT

Debt securities with a carrying value of $102,921,000 are being held in trust as collateral for certain reinsurance obligations. In addition, investments with a carrying value of $7,962,000 at December 31, 1997 were on deposit with various state or governmental insurance departments in order to comply with insurance laws.

NOTE 3 REINSURANCE ACTIVITY AND RESERVE FOR UNPAID CLAIMS AND CLAIMS EXPENSES

REINSURANCE ACTIVITY

Trenwick's subsidiary, Trenwick America Re, primarily provides reinsurance to insurers of property and casualty risks in the United States. Trenwick America Re generally obtains all of its business through brokers and reinsurance intermediaries which seek its participation on reinsurance being placed for their customers. Trenwick America Re writes treaty and facultative reinsurance both on an excess of loss and quota share basis. In underwriting reinsurance, Trenwick America Re does not target types of clients, classes of business or types of reinsurance. Rather, it selects transactions based upon the quality of the reinsured, the attractiveness of the reinsured's insurance rates and policy conditions and the adequacy of the proposed reinsurance terms.

Trenwick America Re obtained approximately 65% of its gross written premiums from three brokers in 1997 and 62% from three brokers in 1996 and 1995. Trenwick America Re's concentration of business through a small number of sources is consistent with the concentration of the property and casualty broker reinsurance market, in which a majority of the business is written through the top ten largest brokers in the reinsurance industry. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on the business and operations of Trenwick America Re. Trenwick does not believe, however, that the loss of such business would have a long-term adverse effect because of Trenwick's competitive position within the broker reinsurance market and the availability of business from other brokers. In 1997, 1996 and 1995, Trenwick America Re obtained approximately 11%, 11% and 10%; 15%, 12% and 10%; 19%, 11% and 9%, respectively, of its gross written premiums from three ceding companies.

Included in receivables from ceding insurers at December 31, 1997 and 1996 are accrued premiums of approximately $77,115,000 and $59,070,000, respectively, which have estimated payment dates ranging from 1997 to 2002. Premium payment dates are estimated using the anticipated payout pattern of claims which result in the additional premium due from ceding companies. The fair value of the accrued premiums for 1997 and 1996 is approximately $74,739,000 and $57,300,000, respectively, which is estimated using cash flows discounted at an interest rate of 5%.

The effects of reinsurance on premiums written, premiums earned and claims and claims expenses incurred for the three years ended December 31 are as follows:

(in thousands)                       1997             1996             1995
                                     ----             ----             ----
Assumed premiums written        $ 248,662        $ 247,358        $ 214,336
Ceded premiums written            (53,432)         (20,994)         (17,174)
                                ---------        ---------        ---------
Net premiums written            $ 195,230        $ 226,364        $ 197,162
                                =========        =========        =========

Assumed premiums earned         $ 233,090        $ 231,960        $ 194,592
Ceded premiums earned             (42,934)         (20,891)         (17,198)
                                ---------        ---------        ---------
Net premiums earned             $ 190,156        $ 211,069        $ 177,394
                                =========        =========        =========

Assumed claims and claims
    expenses incurred           $ 170,343        $ 156,819        $ 111,351
Ceded claims and claims
    expenses incurred             (60,789)         (27,503)           1,717
                                ---------        ---------        ---------
Net claims and claims
    expenses incurred           $ 109,554        $ 129,316        $ 113,068
                                =========        =========        =========

UNPAID CLAIMS AND CLAIMS EXPENSES

The following table presents an analysis of gross and net unpaid claims and claims expenses and a reconciliation of beginning and ending net unpaid claims and claims expense balances for 1997, 1996 and 1995. The gross unpaid claims and claims expense balances at December 31, 1997 and 1996 are reflected in Trenwick's consolidated balance sheet. The net unpaid claims and claims expense balances are stated on a net basis after deductions for reinsurance recoverable on unpaid claims and claims expenses from retrocessionaires.

Activity in the reserve for unpaid claims and claims expenses, net of reinsurance recoverable, for the years ended December 31 is summarized below:

(in thousands)                                                           1997             1996             1995
                                                                         ----             ----             ----

Reserve for unpaid claims and claims expenses, net of
 related reinsurance recoverable, at beginning of year              $ 386,887        $ 327,001        $ 294,008

Provision for claims and claims expenses, net of reinsurance:
For claims incurred in the current year                               114,920          133,755          115,133
For claims incurred in prior years                                     (5,366)          (4,439)          (2,065)
                                                                    ---------        ---------        ---------

    Subtotal                                                          109,554          129,316          113,068
                                                                    ---------        ---------        ---------

Payments for claims and claims expenses, net of reinsurance:
For claims incurred in the current year                               (22,893)         (22,570)         (18,271)
For claims incurred in prior years                                    (94,197)         (46,860)         (61,804)
                                                                    ---------        ---------        ---------

    Subtotal                                                         (117,090)         (69,430)         (80,075)
                                                                    ---------        ---------        ---------

Reserve for unpaid claims and claims expenses, net of
 related reinsurance recoverable, at end of year                      379,351          386,887          327,001

Reinsurance recoverable on unpaid claims and
 claims expenses, at end of year                                      139,036           80,290           84,873
                                                                    ---------        ---------        ---------

Reserve for unpaid claims and claims expenses, gross of
 reinsurance recoverable on unpaid claims, at end of year           $ 518,387        $ 467,177        $ 411,874
                                                                    =========        =========        =========

In 1997, 1996 and 1995, Trenwick recorded decreases of $5,366,000, $4,439,000 and $2,065,000, respectively, in estimates for claims occurring in prior accident years. The reduction in 1997 is primarily due to favorable development in 1990 and prior years, partially offset by unfavorable development in 1991 through 1993.

In 1996, Trenwick commuted an aggregate excess of loss retrocessional agreement covering the years 1989 through 1993 for which Trenwick received a total consideration of $29,700,000 representing outstanding reserves of approximately the same amount. The commutation was recorded in 1996 as a paid loss recovery.

Inflation raises the cost of economic losses and non-economic damages covered by insurance contracts and therefore is a factor in determining effective rates of reinsurance. The methods used by Trenwick to estimate individual case reserves and reserves for claims incurred but not yet reported implicitly incorporate the effects of inflation in the projection of ultimate losses.

Due to the inherent uncertainties of estimating insurance company claim reserves, actual claims and claims expenses may deviate, perhaps substantially, from estimates of Trenwick's reserves reflected in Trenwick's consolidated financial statements. Trenwick's management believes that its claim reserve methods are reasonable and prudent and that Trenwick's reserve for claims and claims expenses at December 31, 1997 are adequate.

EXPOSURE TO ENVIRONMENTAL CLAIMS

Trenwick's exposure to environmental claims, including asbestos and pollution liability, is primarily associated with its participation in business written by its predecessor company between 1978 and 1983. Exposure to environmental claims on Trenwick's business written since 1983 is generally limited by exclusions on its own reinsurance contracts and also by exclusions on policies issued by ceding companies. Casualty business written in 1983 and prior is not material to Trenwick's overall book of business. As of December 31, 1997, outstanding claims including incurred but not reported claims for environmental liability were approximately $8,800,000, approximately 2% of Trenwick's total net outstanding reserves.

Under Trenwick's current interpretation of policy language, management does not believe that it has a material exposure to environmental claims that requires additional reserves beyond its current estimates.

REINSURANCE RECOVERABLE

The components of reinsurance recoverable balances, net on the balance sheet at December 31 are as follows:

(in thousands)                                   1997            1996
                                                 ----            ----
Paid claims                                 $   1,267        $  1,505
Unpaid claims and claims expenses             139,036          80,290
Funds held liability                          (60,967)        (33,353)
Reinsurance balances payable                  (12,975)           (670)
                                            ---------        --------
Reinsurance recoverable balances, net       $  66,361        $ 47,772
                                            =========        ========

Trenwick America Re purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick America Re, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations.

At December 31, 1997, letters of credit in the amount of $1,945,000 have been arranged in favor of Trenwick America Re in respect of certain outstanding claims recoverable and the unearned portion of premiums ceded.

At December 31, 1997, approximately $76,346,000 and $33,517,000 of reinsurance recoverables on unpaid claims and claims expenses are recoverable from Centre Reinsurance Company of New York and Continental Casualty Company, respectively. There are no prepaid reinsurance premiums which relate to these reinsurers.

For the years ended December 31, 1997, 1996 and 1995, Trenwick America Re earned commissions on cessions to retrocessionaires of $4,503,000, $1,235,000 and $13,000, respectively.

NOTE 4 INCOME TAXES

Trenwick files a consolidated United States income tax return with its United States subsidiaries. In 1997, the income tax provision includes an income tax benefit of $558,000 applicable to an extraordinary loss on debt redemption. The components of the provision for income taxes for the years ended December 31 are as follows:



(in thousands)                         1997           1996         1995
                                       ----           ----         ----
Current income tax provision        $ 7,459       $ 13,633        $7,821
Deferred income tax provision         3,224         (3,653)          751
                                    -------       --------        ------
Income tax provision                $10,683       $  9,980        $8,572
                                    =======       ========        ======

Trenwick's effective income tax rates were 23% for the years ended December 31, 1997 and 1996 and 22% for the year ended December 31, 1995. The income tax provision for each of the years presented differs from the amounts determined by applying the applicable U.S. statutory federal income tax rate of 35% to income before income taxes as a result of the following:

(in thousands)                                   1997            1996            1995
                                                 ----            ----            ----
Income before income taxes                   $ 45,935        $ 43,828        $ 38,413
                                             ========        ========        ========
Income taxes at statutory rate               $ 16,077        $ 15,340        $ 13,445
Effect of tax-exempt investment income         (5,757)         (5,286)         (4,963)
Other, net                                        363             (74)             90
                                             --------        --------        --------
Income tax provision                         $ 10,683        $  9,980        $  8,572
                                             ========        ========        ========

         The components of the net deferred income tax provision for the years ended December 31 are as follows:

(in thousands)                               1997           1996           1995
                                             ----           ----           ----
Discounting of unpaid claims              $ 2,782        $(4,541)       $(1,369)
Unearned premium income                      (355)        (1,071)        (1,384)
Policy acquisition costs deferred             251          1,778          2,112
Alternative minimum taxes                      10            (10)           908
Accretion of market discount on
 fixed maturity investments                   315            518            378
Other, net                                    221           (327)           106
                                          -------        -------        -------
Total deferred income tax provision       $ 3,224        $(3,653)       $   751
                                          =======        =======        =======

Deferred income tax assets (liabilities) are attributable to the following temporary differences as of December 31:

(in thousands)                                  1997            1996
                                                ----            ----
DEFERRED INCOME TAX ASSET
Discounting of unpaid claims                $ 26,455        $ 29,237
Unearned premium income                        5,335           4,980
Employee stock option plans                      120             439
Alternative minimum taxes                       --                10
Other                                            652             524
                                            --------        --------
Gross deferred income tax assets              32,562          35,190
                                            --------        --------

DEFERRED INCOME TAX LIABILITY
Policy acquisition costs deferred             (7,883)         (7,632)
Unrealized appreciation of
      investments available for sale         (10,902)         (6,346)
Accretion of market discount on fixed
      maturity investments                    (1,211)           (896)
Other                                           (115)            (85)
                                            --------        --------
Gross deferred income tax liabilities        (20,111)        (14,959)
                                            --------        --------
Net deferred income tax assets              $ 12,451        $ 20,231
                                            ========        ========

Trenwick's management has concluded that the deferred income tax assets are more likely than not to be realized. Therefore, no valuation allowance has been provided. Estimates used in the development of the net deferred income tax assets may change in the near term.


NOTE 5 MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES


On January 28, 1997, Trenwick completed a private offering of $110,000,000 in 8.82% Subordinated Capital Income Securities through Trenwick Capital Trust I, a Delaware statutory business trust. Trenwick owns all of the common securities of the trust. Concurrently with the issuance of the capital securities, the trust invested the proceeds of their sale, together with the consideration paid to the trust by Trenwick for the common securities, in Trenwick's junior subordinated debentures, whose terms are similar to those of the capital securities.

The trust was formed for the sole purpose of issuing the capital securities and the common securities, investing the proceeds thereof in the junior subordinated debentures and making distributions to the holders of the capital securities. The capital securities mature on February 1, 2037; require preferential cumulative cash distributions at an annual rate of 8.82%, payable semiannually on February 1 and August 1 (beginning August 1, 1997) from the payment of interest on the junior subordinated debentures; and are guaranteed by Trenwick, within certain limits, as to the payment of distributions and liquidation or redemption payments. They are subject to mandatory redemption, (i) in whole but not in part at maturity, upon repayment of the junior subordinated debentures, at a redemption price equal to the principal amount plus accrued and unpaid interest; (ii) in whole but not in part at any time, contemporaneously with the optional prepayment of the junior subordinated debentures upon the occurrence and continuation of certain events, at a redemption price equal to the greater of the principal amount or the present value of principal and interest payable to February 1, 2007, plus accrued and unpaid interest and possible additional sums; and (iii) in whole or in part, after February 1, 2007, contemporaneously with the optional prepayment of the junior subordinated debentures, at a redemption price equal to the principal amount plus accrued and unpaid interest and possible additional sums. Upon the occurrence and continuation of an event of default with respect to the junior subordinated debentures, the capital securities shall have a preference over the common securities. Upon the occurrence of an event of default with respect to the junior subordinated debentures which is attributable to Trenwick's failure to make required payments or with respect to Trenwick's guarantee, the holders of the capital securities may institute a direct action against Trenwick.

In accordance with their terms, the capital securities were subsequently exchanged for fully registered capital securities, which are not subject to restrictions on transfer.

NOTE 6 INSURANCE REGULATION

Trenwick's reinsurance subsidiary, Trenwick America Re, is domiciled in and subject to the insurance statutes of Connecticut.

During 1997, 1996 and 1995, Trenwick America Re paid dividends of $8,250,000, $4,100,000 and $9,500,000, respectively. The statutory limitation on dividends which can be paid without prior approval of the Connecticut Insurance Commissioner, applicable to Trenwick America Re, is the greater of 10% of policyholder surplus at December 31 of the preceding year or 100% of net income, not including realized capital gains, for the twelve month period ending December 31 of the preceding year, both determined in accordance with statutory accounting practices. For the purpose of computing the limitation, carryforward provisions apply with respect to net income realized in the two previous calendar years which has not already been paid out as dividends. The amount of dividends or other distributions that could be paid by Trenwick America Re without prior approval as of December 31, 1997 was $84,392,000.

The differences between GAAP and statutory accounting practices for Trenwick America Re are the treatment of acquisition costs, deferred income taxes, other deferred charges and the carrying value of debt securities. The following tables set forth a reconciliation of Trenwick America Re's net income and statutory surplus, as filed with the insurance regulatory authorities, to its net income and stockholders' equity as determined in accordance with GAAP for the years ended and as of December 31:

(in thousands)                                        1997            1996             1995
                                                  --------       ---------        ---------
RECONCILIATION OF NET INCOME
Statutory net income of
    Trenwick America Re                           $ 42,797       $  29,555        $  28,060
Change in deferred policy acquisition costs            719           5,080            6,034
Provision for deferred income taxes                 (3,021)          3,307             (690)
Other                                                 --                (6)             (12)
                                                  --------       ---------        ---------
GAAP net income of Trenwick America Re            $ 40,495       $  37,936        $  33,392
                                                  ========       =========        =========

(in thousands)                                        1997            1996             1995
                                                  --------       ---------        ---------
RECONCILIATION OF SURPLUS
Statutory capital and surplus of
    Trenwick America Re                           $322,850       $ 286,284        $ 257,590
Deferred policy acquisition costs                   22,524          21,805           16,725
Unrealized appreciation
  of investments                                    23,981          13,556           23,526
 Net deferred income taxes                          11,914          19,365           13,144
Unauthorized reinsurance                             2,878           2,669            2,336
Non-admitted assets                                    210             208            2,142
                                                  --------       ---------        ---------
GAAP stockholders' equity of
    Trenwick America Re                           $384,357       $ 343,887        $ 315,463
                                                  ========       =========        =========

NOTE 7 STOCKHOLDERS' EQUITY

PREFERRED STOCK

Trenwick has 2,000,000 shares of $.10 par value preferred stock authorized and none outstanding.

COMMON STOCK

On May 21, 1997, Trenwick's Board of Directors approved a stock repurchase program covering up to 1,000,000 shares of the Company's common stock; no shares have been repurchased to date.

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

CONVERTIBLE DEBENTURES

Trenwick called for redemption all $103,500,000 aggregate principal amount of Trenwick's 6% convertible debentures due December 15, 1999, on February 20, 1997, at a redemption price of 102.57% principal amount plus accrued interest to the redemption date. Of the $103,500,000 principal amount of debentures outstanding on that date, $45,819,000 principal amount were redeemed and $57,681,000 principal amount were converted into an aggregate of 1,783,926 shares of Trenwick's common stock.

As a result of the redemption, Trenwick recorded an extraordinary loss of $1,037,000, net of a tax benefit of $558,000.

STOCK OPTIONS

Trenwick has several plans through which it makes options in common stock available to Trenwick employees at the discretion of the Board of Directors. Non-employee directors receive automatic grants under a separate plan. Exercise prices are generally fixed at the market value at the date of grant. Options vest and are exercisable on various terms, usually either over a five year period or up to a ten year period. All options have an expiration date not exceeding ten years. Total authorized common stock reserved for issuance under all stock benefit plans at December 31, 1997 is 999,362. Transactions under the stock option plans are summarized as follows:


                                         1997              1996              1995
                                         ----              ----              ----
NUMBER OF SHARES
Outstanding, beginning of year        981,195         1,137,528         1,190,838
Granted                                 8,250            81,750           144,750
Cancelled                              (1,500)          (17,055)             --
Exercised                             (76,750)         (221,028)         (198,060)
                                     --------        ----------        ----------
Outstanding, end of year              911,195           981,195         1,137,528
                                     ========        ==========        ==========
Exercisable, end of year              312,807           337,770           511,316
                                     ========        ==========        ==========

AVERAGE EXERCISE PRICE
Granted                              $  32.88        $    31.63        $    29.33
Cancelled                               30.92             19.43               --
Exercised                               12.46             18.10              8.37
Outstanding, end of year                25.82             24.73             22.86
Exercisable, end of year                21.81             18.79             17.40

Included in the table on the preceding page are options granted to certain senior officers under the 1993 Stock Option Plan. The exercise and vesting of these options are accelerated if the price of Trenwick's common stock achieves certain specified levels, subject to certain conditions.

Trenwick applies the provisions of the previous opinion and related interpretations in accounting for its stock-based compensation plans. Since stock options under Trenwick's plans are issued at fair market value on the date of grant, no compensation expense has been recognized for these stock options. Had Trenwick applied the fair value based method, net income and net income per share would have been the pro forma amounts indicated below:


                                     1997             1996             1995
                                     ----             ----             ----
Net income
    As reported                $   35,252       $   33,848       $   29,841
    Pro forma                  $   35,056       $   33,694       $   29,760

Basic earnings per share
    As reported                $     3.03       $     3.40       $     3.09
    Pro forma                  $     3.01       $     3.38       $     3.08

The pro forma adjustments relate to options granted during 1995, 1996, and 1997 for which a fair value on the date of grant was determined using the Black-Scholes option pricing model. No effect has been given to options granted prior to 1995. Valuation and related assumption information are presented below:


                                      1997        1996        1995
                                      ----        ----        ----
Valuation Assumptions:
    Expected volatility
       Employees                        --          27%         29%
       Non-employee directors           18%         16%         21%
    Risk-Free interest rate
       Employees                        --         6.5%        6.8%
       Non-employee directors          5.8%        5.7%        6.1%
    Dividend Yield                     2.6%        2.7%        2.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Trenwick's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

RESTRICTED COMMON STOCK AWARDS

Trenwick awards restricted common stock to key employees, primarily under the terms of the 1989 Stock Plan. In 1997, 9,782 shares were awarded at an average value of $33.42 per share (approximately

$327,000), which vest over five years. Shares awarded in 1996 and 1995 vest over three to seven years. Shares repurchased in 1997, 1996 and 1995 have been in connection with the satisfaction of employees' withholding taxes payable upon the vesting of previously awarded shares. Trenwick has recognized compensation expense of $543,000, $534,000 and $531,000 for 1997, 1996 and 1995,
respectively, determined by the award value of the shares amortized over the applicable vesting period.

RETIREMENT PLANS

Trenwick has a pension plan and a 401(k) savings plan for substantially all full-time employees. Effective July 1, 1995, Trenwick contributes 8% of an eligible employee's total compensation to the pension plan. Prior to this date, Trenwick contributed 4% of an eligible employee's total compensation, plus 3% of the eligible employee's total compensation above the FICA limit. No employee contributions are made to the plan. Effective January 1, 1996, Trenwick matches 100% of employees' contributions to the savings plan up to 6% of each eligible employee's total compensation. Prior to January 1, 1996, Trenwick matched 100% of employees' contributions up to the lesser of 6% of an eligible employee's total compensation or $2,000. Assets of both plans are administered by life insurance companies. Trenwick's contributions to the pension plan were $503,000, $432,000 and $297,000 for 1997, 1996 and 1995, respectively; its contributions to the savings plan were $330,000, $314,000 and $122,000 for 1997, 1996 and
1995, respectively.

STOCKHOLDER RIGHTS PLAN

During 1997, Trenwick adopted a new stockholder rights plan, replacing the plan adopted in 1989, and redeemed the rights issued under the 1989 plan. Stockholders of record at the close of business on September 24, 1997 received $0.01 for each redeemed right (equivalent to $0.00667 per share) and received one new right for each share of common stock held. The rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of Trenwick's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Trenwick's common stock. Each right entitles a stockholder to buy 1/200 of a share of Trenwick's Series B Junior Participating Preferred Stock at an exercise price of $125, subject to adjustment. Trenwick has reserved 200,000 shares of such preferred stock for possible issuance under the plan.

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

NOTE 8 SUPPLEMENTAL CASH FLOWS INFORMATION


A reconciliation of cash provided by operations for the three years ended December 31 is as follows:



(in thousands)                                             1997             1996            1995
                                                           ----             ----            ----
Net income                                             $ 35,252        $  33,848        $ 29,841
Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Extraordinary loss on debt redemption               1,595             --              --
      Amortization of premiums on
         investments, net                                 2,557            1,579           1,003
      Deferred income taxes                               3,224           (3,653)            750
      Net realized investment gains                      (2,304)            (299)           (368)
      Amortization of debt issuance costs                    32              295             276
      Other                                                 929              900             907
      Change in:
      Receivables from ceding insurers                  (29,178)         (13,710)        (21,181)
      Deferred policy acquisition costs                    (719)          (5,080)         (6,034)
      Accrued interest                                     (583)            (188)            134
      Other assets                                       (4,685)            (152)            459
      Unpaid claims and claims expenses,
         net of reinsurance recoverable balances         32,621           75,980          42,099
      Unearned premium income, net of
         prepaid reinsurance premiums                     5,073           15,295          19,769
      Other liabilities                                   3,196            5,663            (211)
                                                       --------        ---------        --------
Net cash provided by operating activities              $ 47,010        $ 110,478        $ 67,444
                                                       ========        =========        ========


NOTE 9 OTHER ASSETS AND LIABILITIES


Other assets comprise:

                                                                DECEMBER 31,
(in thousands)                                               1997         1996
                                                             ----         ----
Prepaid reinsurance premiums                              $10,804       $  305
Deferred issuance costs of capital
  securities, net of accumulated amortization of $5         1,681         --
Deferred debt issuance costs, net of
 accumulated amortization of $1,075                          --            986
Premises and equipment, net of accumulated
 depreciation and amortization of $2,693 and $2,373           972        1,135
Funds held in escrow                                          515          515
Deposits                                                    4,712          177
Other                                                         743          593
                                                          -------       ------
Total other assets                                        $19,427       $3,711
                                                          =======       ======

Trenwick entered into a new ten-year operating lease agreement for office space as its current operating lease agreement expires on July 15, 1998. Assuming the new operating lease commences on July 16, 1998, Trenwick's minimum non-cancellable office space lease commitments totalling $15,317,000 would be payable as follows: 1998 - $1,094,000; 1999 - $1,419,000; 2000 - $1,419,000;
2001 $1,419,000; 2002 - $1,419,000; thereafter - $8,547,000.

Total office rent expense for the years ended December 31, 1997, 1996 and 1995 was $917,000, $918,000 and $883,000, respectively.

NOTE 10 FAIR VALUE FINANCIAL INSTRUMENTS

Accounting literature defines the fair value of a financial instrument as the amount at which the OF instrument could be exchanged in a current transaction between willing parties and requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. In the event that quoted market prices were not available, fair values were based on estimates using discounted cash flow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of the amount and timing of future cash flows. These fair value estimates may vary in the near term. The following table presents in summary form the carrying amounts and estimated fair values of Trenwick's financial instruments at December 31:

                                                                                              RELATED
                                                   1997                          1996        FOOTNOTE
                                CARRYING           FAIR       CARRYING           FAIR           CROSS
                                  AMOUNT          VALUE         AMOUNT          VALUE       REFERENCE
                                  ------          -----         ------          -----       ---------
(in thousands)
ASSETS:

Debt securities                 $812,314       $812,314       $713,998       $713,998       Notes 1&2
Equity securities                 39,163         39,163         25,959         25,959       Notes 1&2
Cash and cash equivalents         12,847         12,847         14,253         14,253       Note    1
Accrued premiums                  77,115         74,739         59,070         57,300       Note    3
Funds held in escrow                 515            515            515            515       Note    9

LIABILITIES:

Convertible debentures          $      -       $      -       $103,500       $108,675       Note 7

COMPANY-OBLIGATED
MANDATORILY REDEEMABLE
PREFERRED CAPITAL SECURITIES
OF SUBSIDIARY TRUST HOLDING
SOLELY JUNIOR SUBORDINATED
DEBENTURES OF TRENWICK          $110,000       $112,160       $      -       $      -       Note 5

NOTE 11 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands)                                                1997          1996          1995
                                                              ----          ----          ----

INCOME AVAILABLE TO COMMON STOCKHOLDERS:
Income before extraordinary item (basic)                   $36,289       $33,848       $29,841
Add interest on convertible debentures,
      net of income taxes                                      578         4,228         4,216
                                                           -------       -------       -------
Income before extraordinary item (diluted)                 $36,867       $38,076       $34,057
                                                           =======       =======       =======

Net income (basic)                                         $35,252       $33,848       $29,841
Add interest on convertible debentures and
      loss on debt redemption, net of income taxes           1,615         4,228         4,216
                                                           -------       -------       -------
Net income (diluted)                                       $36,867       $38,076       $34,057
                                                           =======       =======       =======

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Weighted average shares outstanding (basic)                 11,645         9,959         9,674
Weighted average shares issuable on
      conversion of debt                                       447         3,201         3,201
Weighted average shares issuable on exercise of
      employee stock options, net of assumed
      repurchases                                              173           192           274
                                                           -------       -------       -------
Weighted average shares outstanding (diluted)               12,265        13,352        13,149
                                                           =======       =======       =======

PER SHARE AMOUNTS:
Basic
      Income before extraordinary item                     $  3.12       $  3.40       $  3.09
                                                           =======       =======       =======
      Net income                                           $  3.03       $  3.40       $  3.09
                                                           =======       =======       =======

Diluted
      Income before extraordinary item                     $  3.01       $  2.85       $  2.59
                                                           =======       =======       =======
      Net income                                           $  3.01       $  2.85       $  2.59
                                                           =======       =======       =======

NOTE 12 UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data reported by Trenwick for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                         DECEMBER        SEPTEMBER              JUNE             MARCH
Quarter ended                                  31               30                30                31
                                               --               --                --                --
(dollars in thousands,
except per share data)
Earned premiums             1997       $   45,414       $   43,723        $   47,105        $   53,914
                            1996           54,994           55,008            53,376            47,691
                            1995           46,032           43,200            43,698            44,464

Net investment income       1997           12,372           12,178            12,123            11,729
                            1996           10,840           10,332            10,185             9,869
                            1995            9,737            9,354             9,193             8,544

Net realized                1997              388             --                   1             1,915
    investment gains        1996              281              (21)              (11)               50
    (losses)                1995               87              131                52                98

Net income                  1997            9,122            8,773             8,593             8,764
                            1996            8,819            8,520             8,327             8,182
                            1995            8,041            7,956             7,340             6,504

Basic earnings              1997              .77              .74               .72               .81
    per common share        1996              .88              .85               .84               .83
                            1995              .83              .82               .76               .68

Diluted earnings            1997              .75              .73               .71               .81
    per common share        1996              .74              .72               .70               .69
                            1995              .69              .68               .64               .58

Dividends per common        1997              .24              .25               .24               .24
    share                   1996              .21              .21               .21               .21
                            1995              .19              .19               .19               .19

Common stock                1997            38.75            39.50             39.63             34.00
    price:  high            1996            35.83            36.17             35.67             37.83
                            1995            38.33            35.33             30.50             29.50

Common stock                1997            34.00            34.75             31.83             30.67
    price:  low             1996            30.67            32.50             30.67             33.50
                            1995            33.00            28.50             27.83             27.17

All share and per share information reflects a 3-for-2 stock split, paid on April 15, 1997.

The earnings per share amounts prior to 1997 have been restated to comply with the newly adopted accounting standard, "Earnings Per Share".

The stock prices are based on closing prices reported by the NASDAQ National Market System.

NOTE 13 SUBSEQUENT EVENT (UNAUDITED)

On February 27, 1998, Trenwick completed the acquisition of SOREMA (UK) Limited (renamed Trenwick International Limited) from SOREMA S.A. for cash in the amount of $60,619,000 which approximated book value. Trenwick International Limited is based in London and underwrites specialty treaty and facultative insurance and reinsurance on a worldwide basis. For the year ended December 31, 1997, Trenwick International Limited had gross and net premiums written of approximately $101,811,000 and $70,035,000, respectively. The acquisition will be accounted for as a purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Incorporated by reference to the captions "Board of Directors", "Management", and "Executive Compensation" in the Proxy Statement for the Annual Meeting in 1998 ("Proxy Statement").

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)      Documents

(1)&(2) The Financial Statements, Schedules and the Report of Independent Accountants on the Financial Statement Schedules, listed in the accompanying index on Page 27, are filed as part of this Report.

(3)      Exhibits

         3.1 Restated Certificate of Incorporation of Trenwick Group Inc. with Certificates of Amendment thereto. Incorporated by reference to Exhibit 3.1 to Trenwick's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. File No. 0-14737.

         3.2      (a)      Certificate of Elimination amending Trenwick's
                           Restated Certificate of Incorporation to eliminate all reference to Series A Junior Participating
                           Preferred Stock. Incorporated by reference to Exhibit
                           3.1(a) to Trenwick's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. File No.
                           0-14737.

                  (b) Certificate of Designation amending the Restated Certificate of Incorporation of Trenwick Group Inc. to create Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2(b) to Trenwick's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. File No. 0-14737.

         3.3 Trenwick's By-laws. Incorporated by reference to Exhibit 3.2 to Trenwick's Registration Statement on Form S-1, File No. 33-5085.

         4.1 Rights Agreement dated as of September 24, 1997 between Trenwick and First Chicago Trust Company of New York including, as Exhibit A thereto, a form of Rights Certificate. Incorporated by reference to Exhibit 1 to Trenwick's Form 8-A filed September 24, 1997, File No. 0-14737.

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

                  (c) Exchange Capital Securities Guarantee Agreement dated as of July 25, 1997, between Trenwick and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.7 to Trenwick's Registration Statement on Form S-4, File No. 333-28707.

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

         10.3 Form of Stock Option Agreement for executive officers (performance options). Incorporated by reference to Exhibit
                  10.32 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-14737.

         10.4 Form of Restricted Stock Agreement for executive officers. Incorporated by reference to Exhibit 10.31 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-14737.

         10.5 Trenwick 1989 Stock Plan, as amended through August 3, 1993. Incorporated by reference to Exhibit 10.8 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

         10.6 Form of Non-qualified Stock Option Agreement for executive officers. Incorporated by reference to Exhibit 10.36 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-14737.

         10.7 Trenwick 1993 Stock Option Plan, as amended. Incorporated by reference to Appendix A to Trenwick's Proxy Statement for the 1997 Annual Meeting of Stockholders, File No. 0-14737.

         10.8 Form of 1993 Stock Option Plan Non-qualified Stock Option Agreement for executive officers. Incorporated by reference to
                  Exhibit 10.11 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

         10.9 Trenwick 1993 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.2 to Trenwick's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 0-14737.

         10.10 Trenwick Near Term Cash Bonus Plan. Incorporated by reference to Exhibit 10.10 to Trenwick's Registration Statement on Form S-1, File No. 33-5085.

         10.11 Trenwick Unfunded Supplemental Executive Retirement Plan, as amended through December 14, 1993. Incorporated by reference to Exhibit 10.14 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.




         + As required by Item 14, each of Exhibits 10.1 through 10.15 is hereby identified as a management contract or compensatory plan or arrangement.

         10.12 Leased Automobile Policy for executive officers. Incorporated by reference to Exhibit 10.15 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

         10.13 Description of life insurance and long-term disability insurance coverage for executive officers. Incorporated by reference to Exhibit 10.16 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

         10.14 Trenwick Directors Deferred Compensation Plan. Incorporated by reference to Exhibit 10.17 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

         10.15 Description of Trenwick Directors Retirement Plan. Incorporated by reference to Exhibit 10.18 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

         10.16 Office lease between Trenwick and EOP-Canterbury Green, L.L.C. dated as of January 29, 1998.

         10.17 Aggregate Excess of Loss Reinsurance Agreement between Trenwick and National Indemnity Company dated December 31, 1984 and amendment thereto. Incorporated by reference to
                  Exhibit 10.29 to Trenwick's registration statement on Form S-1, File No. 33-5085.

         10.18 Automobile Liability First Excess of Loss/Quota Share Reinsurance Agreement between Trenwick and the Canal Insurance Company/Canal Indemnity Company.*

         10.19 Interests and Liabilities Agreement between Trenwick and Kemper Reinsurance Group and participants thereon.*

         10.20 Property Catastrophe Treaty between Trenwick and numerous reinsurers.*

         10.21 Special Catastrophe Excess of Loss Reinsurance Agreement Placement Slip between Trenwick and each of Continental Casualty Company, Zurich Reinsurance Company of New York, Folksamerica Reinsurance Company, and Kemper Reinsurance Company.*

         10.22 Property Quota Share Retrocession Placement Slip between Trenwick and each of Toa-Re Insurance Co. (U.K.) Ltd. and Underwriters at Lloyd's.*

         10.23 Property Pro Rata Retrocessional Agreement between PXRE Reinsurance Company and Trenwick. Incorporated by reference to
                  Exhibit 10.24 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14737.



         * Incorporated by reference to Exhibits 10.40, 10.41, 10.43, 10.44 and
         10.45 to Amendment No. 1 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission on December 8, 1992, File No. 0-14737.

         10.24 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York. Incorporated by reference to Exhibit 10.28 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

         10.25 1995 First Facultative Casualty Excess of Loss Reinsurance Agreement between Trenwick and numerous reinsurers. Incorporated by reference to Exhibit 10.3 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14737.


         10.26 1996 First Facultative Casualty Excess of Loss Reinsurance Agreement between Trenwick and numerous reinsurers. Incorporated by reference to Exhibit 10.31 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-14737.

         10.27 1996 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.32 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-14737.

         10.28 1997 First Layer Property Catastrophe Excess of Loss Agreement with Trenwick and several reinsurers.

         10.29 1997 Special Catastrophe Excess of Loss Retrocessional Agreement between Trenwick and several reinsurers.

         10.30 1997 Catastrophe Excess of Loss Reinsurance Agreement Placement Slip between Trenwick and several reinsurers.

         10.31 1997 First and Second Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York and CNA Re.

         10.32 1997 First Casualty Retrocessional Excess of Loss Reinsurance Agreement between Trenwick and several reinsurers.

         10.33 1997 Reverse Franchise Catastrophe Excess of Loss Reinsurance Agreement between Trenwick and several reinsurers.

         12.0     Computation of Ratios.

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

                               TRENWICK GROUP INC.
                                  (Registrant)


                            By JAMES F. BILLETT, JR.
                              ----------------------
                              James F. Billett, Jr.
                             Chairman, President and
                             Chief Executive Officer

Dated:  March 19, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                        Date
---------                           -----                        ----

  JAMES F. BILLETT, JR.             Chairman of the Board,       March 19, 1998
----------------------------
     James F. Billett, Jr.          President and Chief
                                    Executive Officer and
                                    Director (Principal
                                    Executive Officer)


  ALAN L. HUNTE                     Vice President and           March 19, 1998
----------------------------
     Alan L. Hunte                  Treasurer (Principal
                                    Financial Officer and
                                    Accounting Officer)


  ANTHONY S. BROWN                  Director                     March 19, 1998
----------------------------
     Anthony S. Brown

NEIL DUNN                           Director                     March 19, 1998
-----------------------------
     Neil Dunn


  W. MARSTON BECKER                 Director                     March 19, 1998
-----------------------------
     W. Marston Becker


  P. ANTHONY JACOBS                 Director                     March 19, 1998
-----------------------------
     P. Anthony Jacobs


  HERBERT PALMBERGER                Director                     March 19, 1998
-----------------------------
     Herbert Palmberger


  JOSEPH D. SARGENT                 Director                     March 19, 1998
-----------------------------
     Joseph D. Sargent


  FREDERICK D. WATKINS              Director                     March 19, 1998
-----------------------------
     Frederick D. Watkins


   STEPHEN R. WILCOX                Director                     March 19, 1998
-----------------------------
     Stephen R. Wilcox

                      TRENWICK GROUP INC. AND SUBSIDIARIES
           SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET


                                                                             December 31,
                                                                             ------------
                                                                         1997            1996
                                                                         ----            ----
                                                                            (in thousands)
Assets:
       Investments in consolidated subsidiaries                     $ 389,604        $346,060
       Debt securities available for sale
         at fair value (amortized cost:  $71,652 and $14,793)          72,032          14,814
       Cash and cash equivalents                                        5,108           2,964
       Due from consolidated subsidiaries                               6,211           4,303
       Deferred debt issuance costs                                     1,681             986
       Accrued investment income                                          607               2
       Net deferred income taxes                                           --             391
       Other assets                                                         8               9
                                                                    ---------        --------

       Total assets                                                 $ 475,251        $369,529
                                                                    =========        ========

Liabilities:
       Convertible debentures                                            --          $103,500
       Junior subordinated debentures                               $ 113,403            --
       Accrued interest expense                                         4,168             276
       Net deferred income taxes                                           14            --
       Other liabilities                                                   17            --
                                                                    ---------        --------

       Total liabilities                                              117,602         103,776

Stockholders' equity                                                  357,649         265,753
                                                                    ---------        --------

       Total liabilities and stockholders' equity                   $ 475,251        $369,529
                                                                    =========        ========



                      TRENWICK GROUP INC. AND SUBSIDIARIES
                SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF
             REGISTRANT STATEMENT OF INCOME -- PARENT COMPANY ONLY

                                                                     Year ended December 31,
                                                              1997            1996            1995
                                                              ----            ----            ----
                                                                        (in thousands)

Revenues:
  Consolidated subsidiary dividends                       $  8,250        $  9,100        $  9,500
  Net investment income                                      4,974           1,000             940
                                                          --------        --------        --------

    Total revenues                                          13,224          10,100          10,440

Interest and operating expenses                             10,090           6,504           6,486
                                                          --------        --------        --------

Income before income taxes, extraordinary item and
  equity in undistributed income of unconsolidated
  subsidiaries                                               3,134           3,596           3,954
Income tax benefit                                          (1,239)         (1,997)         (1,954)
                                                          --------        --------        --------
Income before extraordinary item and equity in
  undistributed income of consolidated subsidiaries          4,373           5,593           5,908
Extraordinary loss on debt redemption,
  net of $558 income tax benefit                             1,037            --              --
                                                          --------        --------        --------
Income before equity in undistributed
    income of consolidated subsidiaries                      3,336           5,593           5,908
Equity in undistributed income of
    consolidated subsidiaries                               31,916          28,255          23,933
                                                          --------        --------        --------

Net income                                                $ 35,252        $ 33,848        $ 29,841
                                                          ========        ========        ========

                      TRENWICK GROUP INC. AND SUBSIDIARIES
           SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 STATEMENT OF CASH FLOWS -- PARENT COMPANY ONLY

                                                                         Year ended December 31,
                                                                   1997            1996            1995
                                                                   ----            ----            ----
                                                                            (in thousands)
Cash flows from operating activities:
       Dividends and net investment income received           $  12,642        $ 10,537        $ 10,436
       Interest and operating expenses paid                      (4,983)         (5,642)         (5,678)
       Income taxes received                                        794           2,061           2,116
                                                              ---------        --------        --------

       Cash provided by operating activities                      8,453           6,956           6,874
                                                              ---------        --------        --------

Cash flows for investing activities:
       Purchases of debt securities                             (72,932)           --              --
       Maturities of debt securities                             16,050            --              --
       Investment in Trenwick Capital Trust I                    (3,403)           --              --
                                                              ---------        --------        --------
       Cash used for investing activities                       (60,285)           --              --
                                                              ---------        --------        --------

Cash flows for financing activities:
       Issuance of mandatorily redeemable preferred
       capital securities                                       113,403            --              --
       Redemption of convertible debentures                     (46,997)           --              --
       Issuance costs of capital securities                      (1,669)           --              --
       Issuance of common stock                                     956           4,001           1,657
       Repurchase of common stock                                  (171)         (1,031)           (134)
       Dividends paid                                           (11,546)         (8,285)         (7,287)
                                                              ---------        --------        --------

       Cash provided by (used for) financing activities          53,976          (5,315)         (5,764)
                                                              ---------        --------        --------

Change in cash and cash equivalents                               2,144           1,641           1,110

Cash and cash equivalents, beginning of year                      2,964           1,323             213
                                                              ---------        --------        --------

Cash and cash equivalents, end of year                        $   5,108        $  2,964        $  1,323
                                                              =========        ========        ========

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
Trenwick Group Inc.


Our audits of the consolidated financial statements referred to in our report dated January 27, 1998, appearing on Page 28 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP

New York, New York
January 27, 1998