Form 10-Q
period 1998-03-31
TRENWICK GROUP INC
filed 1998-05-15
CIK 787952

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _____________ to ____________.

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

                                      None
                   __________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ____     ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock.


        Class                              Outstanding at April 30, 1998
Common Stock, $.10 par value                        12,056,699

================================================================================

                              TRENWICK GROUP INC.

                                     INDEX


                                                                          Page
PART I.   Financial Information                                          Number

Consolidated Balance Sheet
 March 31, 1998 and December 31, 1997                                       3

Consolidated Statement of Income
 Three Months Ended March 31, 1998 and 1997                                 4

Consolidated Statement of Changes in Common Stockholders' Equity
 Three Months Ended March 31, 1998 and 1997                                 5

Consolidated Statement of Cash Flows
 Three Months Ended March 31, 1998 and 1997                                 6

Consolidated Statement of Comprehensive Income
 Three Months Ended March 31, 1998 and 1997                                 7

Notes to Consolidated Financial Statements                                 8-11

Management's Discussion and Analysis
 of Financial Condition and Results of Operations                         12-15


PART II.  Other Information

Item 6. Exhibits and Reports on Form 8-K                                   16

Signatures                                                                 17

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  March 31,      December 31,
                                                                    1998            1997
                                                                 -----------     -----------
                                                                   (dollars in thousands)
          Assets

Securities available for sale at fair value:
 Debt securities (amortized cost: $842,280 and $788,727)         $   864,748     $   812,314
 Equity securities (cost: $40,845 and $31,603)                        50,841          39,163
Cash and cash equivalents                                            108,178          12,847
                                                                 -----------     -----------
     Total investments and cash                                    1,023,767         864,324

Accrued investment income                                             14,513          10,969
Receivables from ceding insurers                                     139,338          91,867
Reinsurance recoverable balances, net                                108,901          66,361
Deferred policy acquisition costs                                     33,764          22,524
Net deferred income taxes                                             14,092          12,451
Other assets                                                          36,454          19,427
                                                                 -----------     -----------

     Total assets                                                $ 1,370,829     $ 1,087,923
                                                                 ===========     ===========

Liabilities and Stockholders' Equity

Liabilities:
 Unpaid claims and claims expenses                               $   652,437     $   518,387
 Unearned premium income                                             149,419          87,020
 6.7% senior notes due 2003                                           75,000              --
 Other liabilities                                                    18,729          14,867
                                                                 -----------     -----------
     Total liabilities                                               895,585         620,274
                                                                 -----------     -----------

Company-obligated mandatorily redeemable preferred
 capital securities of subsidiary trust holding solely junior
 subordinated debentures of Trenwick Group Inc.                      110,000         110,000
                                                                 -----------     -----------

Common stockholders' equity:
 Common stock, $.10 par value, 30,000,000 shares
  authorized; 12,052,199 and 11,951,060 shares outstanding             1,205           1,195
 Additional paid-in capital                                          157,041         153,714
 Retained earnings                                                   189,450         183,218
 Accumulated other comprehensive income                               21,102          20,245
 Deferred compensation under stock award plan                         (3,554)           (723)
                                                                 -----------     -----------

     Total common stockholders' equity                               365,244         357,649
                                                                 -----------     -----------
     Total liabilities and stockholders' equity                  $ 1,370,829     $ 1,087,923
                                                                 ===========     ===========

All share and per share information reflects a 3-for-2 stock split, paid on April 15, 1997.

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                             1998         1997
                                                            -------      -------
                                                     (in thousands except per share data)
Revenues:
 Net premiums earned                                        $45,824      $53,914
 Net investment income                                       12,384       11,729
 Net realized investment gains                                  720        1,915
 Other income                                                    12           --
                                                            -------      -------
      Total revenues                                         58,940       67,558
                                                            -------      -------

Expenses:
 Claims and claims expenses incurred                         26,505       30,804
 Policy acquisition costs                                    15,158       17,377
 Underwriting expenses                                        4,280        3,989
 Interest expense                                                58          890
 Minority interest in subsidiary trust                        2,426        1,617
                                                            -------      -------

      Total expenses                                         48,427       54,677
                                                            -------      -------

Income before income taxes and extraordinary item            10,513       12,881
Income taxes                                                  1,268        3,080
                                                            -------      -------
Income before extraordinary item                              9,245        9,801
Extraordinary loss on debt redemption,
 net of $558 income tax benefit                                  --        1,037
                                                            -------      -------
Net income                                                  $ 9,245      $ 8,764
                                                            =======      =======

BASIC EARNINGS PER SHARE
Income before extraordinary item                            $   .78      $   .90
Extraordinary loss                                               --          .09
                                                            -------      -------
Net income                                                  $   .78      $   .81
                                                            =======      =======

DILUTED EARNINGS PER SHARE
Income before extraordinary item                            $   .77      $   .81
                                                            =======      =======
Net income                                                  $   .77      $   .81
                                                            =======      =======

DIVIDENDS PER COMMON SHARE                                  $   .25      $   .24
                                                            =======      =======

All share and per share information reflects a 3-for-2 stock split, paid on April 15, 1997.

Prior period earnings per share amounts have been restated to comply with the accounting standard, "Earnings Per Share".

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31,
                                                                 -----------------------
                                                                 1998           1997
                                                                 ---------     ---------
                                                                  (dollars in thousands)
Common stockholders' equity, beginning of year                   $ 357,649     $ 265,753

Common stock, $.10 par value, and additional paid-in capital:

Conversion of debentures (1,783,926)                                    --        57,780
Exercise of employer stock options
 (22,500 and 60,000 shares)                                            328           756
Income tax benefits from additional
 compensation deductions allowable
 for income tax purposes                                               207           476
Restricted common stock awarded
 (82,889 and 9,782 shares)                                           2,952           328
Common stock purchased and retired
 (4,250 and 5,091 shares)                                             (150)         (171)

Retained earnings:

 Net income                                                          9,245         8,764
 Cash dividends                                                     (3,013)       (2,865)

Accumulated other comprehensive income:

 Investment gains (losses), net of income taxes                      1,325        (6,909)
 Realized investment gains, net of income taxes, included
  in net income                                                       (468)       (1,245)

Deferred compensation under stock award plan:

 Restricted common stock awarded                                    (2,952)         (328)
 Compensation expense recognized                                       121           135
                                                                 ---------     ---------

Common stockholders' equity, end of period                       $ 365,244     $ 322,474
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

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1998           1997
                                                        ---------     ---------
                                                             (in thousands)
Cash flows from operating activities:
 Premiums collected                                     $  50,480     $  37,391
 Ceded premiums paid                                      (10,331)         (464)
 Claims and claims expenses paid                          (30,693)      (31,581)
 Claims and claims expenses recovered                         521           700
 Underwriting expenses paid                                (5,474)       (5,141)
                                                        ---------     ---------

 Cash provided by underwriting activities                   4,503           905
 Net investment income received                            13,023        11,863
 Interest expense paid                                     (4,851)         (496)
 Income taxes paid                                         (1,044)       (2,158)
 Other income received                                         10            --
                                                        ---------     ---------

    Cash provided by operating activities                  11,641        10,114
                                                        ---------     ---------

Cash flows for investing activities:
 Purchases of debt securities                             (26,064)      (98,189)
 Sales of debt securities                                  62,410        31,966
 Maturities of debt securities                             15,367        15,947
 Purchases of equity securities                              (145)       (8,351)
 Sales of equity securities                                   102         4,621
 Investment in subsidiary, net of cash acquired           (39,536)           --
 Additions to premises and equipment                          (44)          (51)
                                                        ---------     ---------

    Cash provided by (used for) investing activities       12,090       (54,057)
                                                        ---------     ---------

Cash flows for financing activities:
 Issuance of senior notes                                  75,000            --
 Issuance of mandatorily redeemable preferred
  capital securities                                           --       110,000
 Redemption of convertible debentures                          --       (46,997)
 Issuance costs of capital securities                          --        (1,280)
 Issuance costs of senior notes                              (565)           --
 Issuance of common stock                                     328           756
 Repurchase of common stock                                  (150)           --
 Dividends paid                                            (3,013)       (2,865)
                                                        ---------     ---------

    Cash provided by financing activities                  71,600        59,614
                                                        ---------     ---------

Change in cash and cash equivalents                        95,331        15,671

Cash and cash equivalents, beginning of period             12,847        14,253
                                                        ---------     ---------

Cash and cash equivalents, end of period                $ 108,178     $  29,924
                                                        =========     =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                             1998        1997
                                                            -------     -------
                                                              (in thousands)
Net income                                                  $ 9,245     $ 8,764
Other comprehensive income - net unrealized
   investment gains (losses), net of income taxes               857      (8,154)
                                                            -------     -------
Comprehensive income                                        $10,102     $   610
                                                            =======     =======

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The interim consolidated financial statements included those of Trenwick Group Inc. and its subsidiaries and have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with prior periods. Certain items in the financial statements have been reclassified to conform with the 1998 presentation.

      Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The interim consolidated financial statements are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1997 audited financial statements and related notes.

      Earnings Per Share

      Effective December 31, 1997, Trenwick adopted a new accounting standard, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements of earnings per share and supersedes the previous standard. It requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the effect of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. Prior period per share amounts have been restated to comply with this standard.

      Debt issuance costs

      Debt issuance costs associated with the issuance of the 6.7% senior notes are being amortized over the term of the related debt using the interest method.

      Comprehensive income

      As of January 1, 1998, Trenwick adopted the new accounting standard, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income comprises net income and other comprehensive income, which for Trenwick currently consists of the change in the net unrealized appreciation of investments, net of tax. Commencing in the quarter ending June 30, 1998, other comprehensive income will also include foreign currency translation adjustments since Trenwick will begin reflecting Trenwick International's operating results in this quarter. Information for periods prior to 1998 is presented on a basis consistent with the 1998 information.

2.    REINSURANCE

      Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written, premiums earned and claims and claims expenses incurred is as follows (in thousands):


                             Premiums Written               Premiums Earned
                            Three Months Ended            Three Months Ended
                                 March 31,                     March 31,
                          -----------------------       -----------------------
                            1998           1997           1998           1997
                          --------       --------       --------       --------
      Assumed             $ 61,529       $ 72,737       $ 64,426       $ 64,225

      Ceded                (17,036)       (13,179)       (18,602)       (10,311)
                          --------       --------       --------       --------

      Net                 $ 44,493       $ 59,558       $ 45,824       $ 53,914
                          ========       ========       ========       ========


                                     Claims and Claims Expenses Incurred
                                              Three Months Ended
                                                   March 31,

                                              1998           1997
                                            --------       --------
      Assumed                               $ 46,711       $ 46,517

      Ceded                                  (20,206)       (15,713)
                                            --------       --------

      Net                                   $ 26,505       $ 30,804
                                            ========       ========

3.    ACQUISITION OF TRENWICK INTERNATIONAL LIMITED

      On February 27, 1998, Trenwick completed the acquisition of Trenwick International Limited ("Trenwick International"), formerly Sorema (UK) Limited, from Sorema S.A. for an aggregate purchase price of $62.9 million, including acquisition costs, which approximated book value. Trenwick International is based in London and underwrites specialty insurance and reinsurance treaty and facultative business on a worldwide basis. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets of approximately $516,000, has been recorded as goodwill, which is being amortized on a straight line basis over 25 years. All assets and liabilities of Trenwick International are consolidated in the balance sheet at March 31, 1998 and its operating results will be reflected in Trenwick's results commencing with the quarter ended June 30, 1998.

4.    STOCKHOLDERS' EQUITY

      Preferred Stock

      Trenwick has 2,000,000 shares of $.10 par value preferred stock authorized and none outstanding.

      For the three months ended March 31, 1998, Trenwick awarded key employees an aggregate of 82,889 shares of common stock under the terms of the 1989 and 1993 Stock Plans, valued at an average of $35.61 per share (approximately $2,952,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the period, 4,250 shares were repurchased at an average of $35.29 per share (approximately $150,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

      Common Stock

      On May 21, 1997, Trenwick's Board of Directors approved a stock repurchase program covering up to one million shares of the Company's common stock; no shares have been repurchased to date.

5.    LONG TERM DEBT

      On March 27, 1998 Trenwick completed a private offering of $75 million aggregate principal amount of its 6.70% senior notes due April 1, 2003. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 1998. The notes are not subject to redemption prior to maturity. They are unsecured obligations and will rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick, including Trenwick's obligations with respect to its 8.82% junior subordinated debentures held by Trenwick Capital Trust I in respect of the $110 million 8.82% subordinated capital income securities issued by the Trust. Under the terms of the notes, Trenwick is not restricted from incurring indebtedness, but is subject to limits on its ability to incur secured indebtedness for borrowed money.

      A portion of the net proceeds of the offering were contributed to Trenwick's wholly-owned subsidiary Trenwick International Limited, to support its insurance and reinsurance operations, including increasing its statutory capital to support its underwriting capacity. Remaining net proceeds will be used for general corporate purposes, which may include investments in and advances to subsidiaries, the financing of growth and expansion, the financing of possible future acquisitions and other corporate purposes.

6.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
INCOME AVAILABLE TO COMMON STOCKHOLDERS:
Income before extraordinary item (basic)                      $ 9,245    $ 9,801
Add interest on convertible debentures,
     net of income taxes                                           --        578
                                                              -------    -------
Income before extraordinary item (diluted)                    $ 9,245    $10,379
                                                              =======    =======

Net income (basic)                                            $ 9,245    $ 8,764
Add interest on convertible debentures and
     loss on debt redemption, net of income taxes                  --      1,615
                                                              -------    -------
Net income (diluted)                                          $ 9,245    $10,379
                                                              =======    =======

WEIGHTED AVERAGE SHARES OF COMMON
     STOCK OUTSTANDING:
Weighted average shares outstanding (basic)                    11,933     11,855
Weighted average shares issuable on
     conversion of debt                                            --        803
Weighted average shares issuable on exercise of
     employee stock options, net of assumed repurchases           139        145
                                                              -------    -------
Weighted average shares outstanding (diluted)                  12,072     12,803
                                                              =======    =======

PER SHARE AMOUNTS:
Basic
     Income before extraordinary item                         $   .78    $   .90
                                                              =======    =======
     Net income                                               $   .78    $   .81
                                                              =======    =======

Diluted
     Income before extraordinary item                         $   .77    $   .81
                                                              =======    =======
     Net income                                               $   .77    $   .81
                                                              =======    =======

                             MANAGEMENT'S DISCUSSION
                     AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


OVERVIEW

Trenwick ("Trenwick") is a holding company with two principal operating subsidiaries, Trenwick America Reinsurance Corporation ("Trenwick America Re") which reinsures property and casualty risks written by U.S. insurance companies, and Trenwick International, which writes insurance and reinsurance property and casualty risks outside of the U.S. Substantially all of Trenwick America Re's business is produced by reinsurance brokers. Trenwick International obtains its business from a variety of resources, including insurance and reinsurance brokers. Trenwick America Re and Trenwick International underwrite both treaty and facultative business.

OPERATING RESULTS

Trenwick Group Inc. reported consolidated net income of $9.2 million, or $.78 per share, for the first quarter of 1998 compared to $8.8 million, or $.81 per share for the first quarter of 1997. Income before extraordinary item for the first quarter of 1998 was $.78 per share, compared to $.90 per share for 1997. Included in net income for the first quarter of 1997 was an extraordinary loss, on debt redemption, net of tax, of approximately $1 million or $.09 per share. Per share earnings on a diluted basis were $.77 for 1998 compared to $.81 for 1997.

Net income for the 1998 and 1997 first quarters include after-tax realized investment gains of $468,000 or $.04 per share and $1.2 million or $.10 per share, respectively.

PREMIUMS

Trenwick's gross premium writings, consisting entirely of the business of the Company's U.S. subsidiary, Trenwick America Re, declined 15% in the quarter. Casualty business, which represents 93% of the Company's business declined 10%. Property business declined 52%.

Trenwick's net premiums written in the U.S. declined 25% in the quarter compared to last year. Casualty premiums declined 20%, while net property writings declined 55%.

Trenwick America Re's net casualty premium writings declined as a result of three principal causes. Competition among primary companies caused cedants to reduce their own premium writings or restructure their reinsurance programs, reducing the amount of reinsurance they purchase. As a result of consolidation within the industry, many ceding companies are now larger and financially stronger, enabling them to retain more risk. In addition, increasingly intense competition in the reinsurance markets has driven reinsurance prices on a number of accounts below pricing levels which the Company will accept. Trenwick America Re's property business continued to decline primarily as a result of PXRE Re's (the Company's strategic partner in the writing of catastrophe reinsurance) conservative response to continued erosion in pricing in that segment of the reinsurance business.

Trenwick America Re's new casualty business increased 23% in the quarter over the same period in 1997 and represented approximately 43% of total premium writings during the period. Continuing casualty business decreased 27% in the quarter over the same period in 1997. Continuing casualty business represented 50% of the total premium writings during the period. The Company's property business represented approximately 7% of total premium writings for the quarter ended March 31, 1998.

Gross premiums written by Trenwick International in the first quarter of 1998 were approximately $31 million. Net written premiums amounted to approximately $26 million. If the Company had acquired Trenwick International effective January 1, 1998, Trenwick's consolidated gross premiums written would have been approximately $93 million, an increase of 27% relative to the first quarter of 1997. Similarly, consolidated net premiums written would have been approximately $70 million, a 17% increase over the first quarter last year. While the Company anticipates that its premium writings in 1998 will increase as a result of the addition of Trenwick International, the pro forma data is informational only and may not necessarily reflect the level of writings for the balance of the year.

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

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the period indicated, together with Trenwick America Re's combined ratio calculated on a statutory basis:

                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                            1998           1997
                                                           -----           -----
Claims and claims expense ratio                             57.9%           57.1%
                                                           -----           -----
Expense ratio:
 Policy acquisition expense ratio                           33.1            32.2
 Underwriting expense ratio                                  9.3             7.4
                                                           -----           -----
 Total expense ratio                                        42.4            39.6%
                                                           -----           -----

Combined ratio (GAAP basis)                                100.3%           96.7%
                                                           =====           =====

Trenwick America Re
 statutory combined ratio                                   99.9%           95.9%
                                                           =====           =====

As indicated, Trenwick's claims and claims expense ratio slightly deteriorated in the first quarter of 1998 compared to the same period in 1997. The claims and claims expense ratio in the first quarter of 1998 includes favorable development of $1.4 million compared to approximately $2 million in the first quarter of 1997. Additionally, the policy acquisition expense ratio increased due to the continued shift in the mix of business from excess to quota share. The underwriting expense ratio increased 1.9 percentage points primarily as a result of the decrease in premium writings.

INVESTMENT INCOME

Net investment income of $12.4 million in the first quarter of 1998 increased 6% compared to $11.7 million for the same period in 1997. Pre-tax yields on invested assets, excluding equity securities, averaged 6.1% in 1998 and 6.3% in 1997. The increase in investment income is due to the continued growth in Trenwick's invested asset base.

After-tax net investment income in the first quarter of 1998 was $9.5 million compared to $9.1 million for the comparative period in 1997. The effective tax rate on net investment income for the three months ended was approximately 23.4% in 1998, versus 22.5% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, Trenwick's consolidated investments and cash totaled $1.0 billion, as compared to $864.3 million at December 31, 1997. Included in cash and cash equivalents as of March 31, 1998 are the proceeds from the issuance of the 6.7% senior notes. The fair value of the Company's debt securities portfolio exceeded amortized cost of $842.3 million and $788.7 million by $22.5 million and $23.6 million at March 31, 1998 and December 31, 1997, respectively. At March 31, 1998 and at December 31, 1997, the fair value of the Company's equity securities exceeded cost of $40.8 million and $31.6 million by $10.0 million and $7.6 million, respectively.

As of March 31, 1998, Trenwick's consolidated common stockholders' equity totaled $365.2 million or $30.31 per share, as compared to $357.6 million or $29.93 per share at December 31, 1997. Since December 31, 1997, the unrealized appreciation of debt and equity investments increased $857,000, net of tax, or $.07 per share.

Statutory surplus of Trenwick America Re was $334.4 million as of March 31, 1998, compared to $322.9 million as of December 31, 1997.

Cash flow from operations of $11.6 million in the first quarter of 1998 increased approximately 15% compared to cash flow from operations of $10.1 million in the first quarter of 1997.

Cash provided by financing activities in the first quarter of 1998 increased to $71.6 million compared to cash provided by financing activities of $59.6 million in the first quarter of 1997 primarily due to the proceeds from the issuance of $75 million principal amount of 6.7% senior notes by Trenwick Group Inc.

Trenwick declared a first quarter dividend of $.25 per share in 1998, a 4% increase compared to $.24 in the first quarter of 1997.

         PART II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K

  a)  Exhibits

      4.2 Indenture dated as of March 27, 1998, between Trenwick and The First National Bank of Chicago, as Trustee, with respect to Trenwick's $75 million principal amount of 6.7% Senior Notes due April 1, 2003.

      27.0   Financial Data Schedule

  b)  Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended March 31, 1998:

      Date of Report                                  Item Reported
      --------------                                  -------------
      February 27, 1998                               Press Release announcing
                                                      acquisition of Sorema (UK)
                                                      Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRENWICK GROUP INC.
                                       -----------------------------
                                         (Registrant)


Date: May 15, 1998                     JAMES F. BILLETT, JR.
     -------------                     -----------------------------
                                       James F. Billett, Jr.
                                       Chairman, President and
                                       Chief Executive Officer


Date: May 15, 1998                     ALAN L. HUNTE
     -------------                     -----------------------------
                                       Alan L. Hunte
                                       Vice President, Chief Financial Officer
                                       and Treasurer