Form 10-Q
period 1998-06-30
TRENWICK GROUP INC
filed 1998-08-14
CIK 787952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period             to                    .

Commission file number 0-14737

                               TRENWICK GROUP INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              06-1152790
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

       Metro Center
     One Station Place
    Stamford, Connecticut                                          06902
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:               (203) 353-5500

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

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

            Class                                   Outstanding at July 31, 1998
 Common Stock, $.10 par value                                 12,056,699

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                   June 30,                 December 31,
                                                                                     1998                      1997
                                                                                 -------------              ------------
                                                                                           (dollars in thousands)
          Assets

Securities available for sale at fair value:
 Debt securities (amortized cost: $879,672 and $788,727)                          $    903,385               $   812,314
 Equity securities (cost: $46,401 and $31,603)                                          57,133                    39,163
Cash and cash equivalents                                                               60,881                    12,847
                                                                                 -------------              ------------
     Total investments and cash                                                      1,021,399                   864,324

Accrued investment income                                                               14,882                    10,969
Receivables from ceding insurers                                                       147,680                    91,867
Reinsurance recoverable balances, net                                                  123,647                    66,361
Deferred policy acquisition costs                                                       33,589                    22,524
Net deferred income taxes                                                               13,278                    12,451
Other assets                                                                            35,863                    19,427
                                                                                 -------------             -------------

     Total assets                                                                   $1,390,338                $1,087,923
                                                                                    ==========                ==========

Liabilities and Stockholders' Equity

Liabilities:
 Unpaid claims and claims expenses                                                 $   660,009               $   518,387
 Unearned premium income                                                               150,918                    87,020
 6.70% senior notes due 2003                                                            75,000                         -
 Other liabilities                                                                      21,637                    14,867
                                                                                 -------------              ------------
     Total liabilities                                                                 907,564                   620,274
                                                                                  ------------               -----------

Company-obligated mandatorily redeemable preferred
 capital securities of subsidiary trust holding solely junior
 subordinated debentures of Trenwick Group Inc.                                        110,000                   110,000
                                                                                  ------------               -----------

Common stockholders' equity:
 Common stock, $.10 par value, 30,000,000 shares
  authorized; 12,056,699 and 11,951,060 shares outstanding                               1,206                     1,195
 Additional paid-in capital                                                            157,172                   153,714
 Retained earnings                                                                     195,411                   183,218
 Accumulated other comprehensive income                                                 22,386                    20,245
 Deferred compensation under stock award plan                                           (3,401)                     (723)
                                                                                --------------           ---------------

     Total common stockholders' equity                                                 372,774                   357,649
                                                                                  ------------              ------------
     Total liabilities and stockholders' equity                                     $1,390,338                $1,087,923
                                                                                    ==========                ==========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                 Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                              ------------------------        ------------------------
                                                1998            1997            1998            1997
                                              --------        --------        --------        --------
                                                        (in thousands except per share data)
Revenues:
   Net premiums earned                        $ 70,964        $ 47,105        $116,788        $101,019
   Net investment income                        14,976          12,123          27,360          23,852
   Net realized investment gains                   540               1           1,260           1,916
   Other income                                    320              10             332              10
                                              --------        --------        --------        --------
       Total revenues                           86,800          59,239         145,740         126,797
                                              --------        --------        --------        --------

Expenses:
   Claims and claims expenses incurred          43,071          27,486          69,576          58,290
   Policy acquisition costs                     20,773          14,580          35,931          31,957
   Underwriting expenses                         7,112           3,779          10,568           7,768
   General and administrative expenses           1,025            --             1,849            --
   Interest expense                              1,291            --             1,349             890
   Minority interest in subsidiary
       trust                                     2,425           2,426           4,851           4,043
                                              --------        --------        --------        --------

       Total expenses                           75,697          48,271         124,124         102,948
                                              --------        --------        --------        --------

Income before income taxes and
   extraordinary item                           11,103          10,968          21,616          23,849
Income taxes                                     2,128           2,375           3,396           5,455
                                              --------        --------        --------        --------
Income before extraordinary item                 8,975           8,593          18,220          18,394
Extraordinary loss on debt redemption,
   net of $558 income tax benefit                 --              --              --             1,037
                                              --------        --------        --------        --------
Net income                                    $  8,975        $  8,593        $ 18,220        $ 17,357
                                              ========        ========        ========        ========

BASIC EARNINGS PER SHARE
Income before extraordinary item              $    .75        $    .72        $   1.53        $   1.62
Extraordinary loss                                --              --              --               .09
                                              --------        --------        --------        --------
Net income                                    $    .75        $    .72        $   1.53        $   1.53
                                              ========        ========        ========        ========

DILUTED EARNINGS PER SHARE
Income before extraordinary item              $    .74        $    .71        $   1.51        $   1.53
                                              ========        ========        ========        ========
Net income                                    $    .74        $    .71        $   1.51        $   1.53
                                              ========        ========        ========        ========


DIVIDENDS PER COMMON SHARE                    $    .25        $    .24        $    .50        $    .48
                                              ========        ========        ========        ========

Prior period earnings per share amounts have been restated to comply with the accounting standard, "Earnings Per Share".

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                      Three Months Ended                      Six Months Ended
                                                                            June 30,                              June 30,
                                                                 ----------------------------          ----------------------------
                                                                    1998              1997               1998               1997
                                                                 ---------          ---------          ---------          ---------
                                                                                   (dollars in thousands)
Common stockholders' equity, beginning of period                 $ 365,244          $ 322,474          $ 357,649          $ 265,753

Common stock, $.10 par value, and additional paid-in-capital:

Conversion of debentures (1,783,926)                                  --                 --                 --               57,780
Exercise of employer stock options
 (4,500, 750, 27,000 and 60,750 shares)                                132                 20                460                776
Income tax benefits from additional
 compensation deductions allowable
 for income tax purposes                                              --                    7                207                483
Restricted common stock awarded
 (82,889 and 9,782 shares)                                            --                 --                2,952                328
Common stock purchased and retired
 (4,250 and 5,091 shares)                                             --                 --                 (150)              (171)

Retained earnings:

Net income                                                           8,975              8,593             18,220             17,357
Cash dividends                                                      (3,014)            (2,865)            (6,027)            (5,730)

Accumulated other comprehensive income:

Investment gains, net of income taxes                                1,636              8,302              2,961              1,392
Realized investment gains, net of income taxes,
  included in net income                                              (351)                (1)              (819)            (1,245)
Foreign currency translation adjustment, net of
   income taxes                                                         (1)              --                   (1)              --

Deferred compensation under stock award plan:

Restricted common stock awarded                                       --                 --               (2,952)              (328)
Compensation expense recognized                                        153                136                274                271
                                                                 ---------          ---------          ---------          ---------

Common stockholders' equity, end of period                       $ 372,774          $ 336,666          $ 372,774          $ 336,666
                                                                 =========          =========          =========          =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                    June 30,
                                                             1998             1997
                                                          ---------         ---------
                                                                 (in thousands)
Cash flows from operating activities:
 Premiums collected                                       $ 112,853         $  73,612
 Ceded premiums paid                                        (34,781)           (4,328)
 Claims and claims expenses paid                            (80,183)          (55,859)
 Claims and claims expenses recovered                         8,914             2,121
 Underwriting expenses paid                                 (12,542)           (8,230)
                                                          ---------         ---------

 Cash used for/provided by underwriting activities           (5,739)            7,316
 Net investment income received                              28,384            24,509
 Interest expense paid                                       (4,809)             (496)
 Income taxes paid                                           (6,443)           (6,226)
 General and administrative expense                          (1,849)             --
 Other income received                                           11                10
                                                          ---------         ---------

    Cash provided by operating activities                     9,555            25,113
                                                          ---------         ---------

Cash flows for investing activities:
 Purchases of debt securities                              (252,322)         (137,869)
 Sales of debt securities                                   233,262            33,980
 Maturities of debt securities                               33,654            26,002
 Purchases of equity securities                              (5,382)          (12,390)
 Sales of equity securities                                   1,453             4,621
 Investment in subsidiary, net of cash acquired             (39,784)             --
 Additions to premises and equipment                           (203)              (78)
                                                          ---------         ---------

    Cash used for investing activities                      (29,322)          (85,734)
                                                          ---------         ---------

Cash flows for financing activities:
 Issuance of senior notes                                    75,000              --
 Issuance of mandatorily redeemable preferred
  capital securities                                           --             110,000
 Redemption of convertible debentures                          --             (46,997)
 Issuance costs of capital securities                          --              (1,498)
 Issuance costs of senior notes                                (784)             --
 Issuance of common stock                                       454               776
 Repurchase of common stock                                    (150)             (171)
 Dividends paid                                              (6,027)           (5,730)
                                                          ---------         ---------

    Cash provided by financing activities                    68,493            56,380
                                                          ---------         ---------

Effect of exchange rate on cash                                (692)             --

Change in cash and cash equivalents                          48,034            (4,241)

Cash and cash equivalents, beginning of period               12,847            14,253
                                                          ---------         ---------

Cash and cash equivalents, end of period                  $  60,881         $  10,012
                                                          =========         =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                   -------------------------        -------------------------
                                                     1998             1997            1998             1997
                                                   --------         --------        --------         --------
                                                                                      (in thousands)
Net income                                         $  8,975         $  8,593        $ 18,220         $ 17,357
Other comprehensive income:
   Net unrealized investment gains,
      net of income taxes                             1,285            8,301           2,142              147
   Foreign currency translation adjustment,
      net of income taxes                                (1)            --                (1)            --
                                                   --------         --------        --------         --------
Comprehensive income                               $ 10,259         $ 16,894        $ 20,361         $ 17,504
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

      Debt issuance costs

      Debt issuance costs associated with the issuance of the 6.70% senior notes are being amortized over the term of the related debt using the interest method.

      Comprehensive income

      As of January 1, 1998, Trenwick adopted the new accounting standard, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income consists of the change in the net unrealized appreciation of investments, net of tax, and the change in foreign currency translation adjustments, net of tax. Information for periods prior to 1998 is presented on a basis consistent with the 1998 information.

Foreign Exchange

The assets and liabilities of foreign operations are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses of foreign operations are translated at the average exchange rates during the year. The effect of the translation adjustments for foreign operations is recorded as a cumulative translation adjustment in accumulated other comprehensive income within stockholders' equity, (net of applicable deferred income taxes). Foreign currency transaction gains and losses are included in net income and are not material.

2.    REINSURANCE

      Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written, premiums earned and claims and claims expenses incurred is as follows (in thousands):

                                              Premiums Written
                     ---------------------------------------------------------------
                           Three Months Ended                   Six Months Ended
                                June 30,                           June 30,
                     ---------------------------         ---------------------------
                        1998              1997              1998              1997
                     ---------         ---------         ---------         ---------
      Assumed        $  92,357         $  59,681         $ 153,886         $ 132,418

      Ceded            (17,401)          (10,835)          (34,437)          (24,014)
                     ---------         ---------         ---------         ---------

      Net            $  74,956         $  48,846         $ 119,449         $ 108,404
                     =========         =========         =========         =========

                                             Premiums Earned
                     ---------------------------------------------------------------
                          Three Months Ended                   Six Months Ended
                               June 30,                            June 30,
                     ---------------------------         ---------------------------
                        1998             1997               1998             1997
                     ---------         ---------         ---------         ---------
      Assumed        $  89,095         $  56,266         $ 153,521         $ 120,491

      Ceded            (18,131)           (9,161)          (36,733)          (19,472)
                     ---------         ---------         ---------         ---------

      Net            $  70,964         $  47,105         $ 116,788         $ 101,019
                     =========         =========         =========         =========

                                    Claims and Claims Expenses Incurred
                     ---------------------------------------------------------------
                          Three Months Ended                    Six Months Ended
                               June 30,                             June 30,
                     ---------------------------         ---------------------------
                        1998              1997              1998              1997
                     ---------         ---------         ---------         ---------
      Assumed        $  56,113         $  39,359         $ 102,824         $  85,876

      Ceded            (13,042)          (11,873)          (33,248)          (27,586)
                     ---------         ---------         ---------         ---------

      Net            $  43,071         $  27,486         $  69,576         $  58,290
                     =========         =========         =========         =========

3.    ACQUISITION OF TRENWICK INTERNATIONAL LIMITED

      On February 27, 1998, Trenwick completed the acquisition of Trenwick International Limited ("Trenwick International"), formerly Sorema (UK) Limited, from Sorema S.A. for an aggregate purchase price of $63.2 million, including acquisition costs, which approximated book value. On March 31, 1998, the share capital of Trenwick International was increased by $67.0 million to approximately $127.0 million. Trenwick International is based in London and underwrites specialty insurance and reinsurance treaty and facultative business on a worldwide basis. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets of approximately $992,000, has been recorded as goodwill, which is being amortized on a straight line basis over 25 years. All assets and liabilities of Trenwick International are consolidated in the balance sheet at June 30, 1998 and its operating results are consolidated in Trenwick's results for the quarter ended June 30, 1998.

4.    STOCKHOLDERS' EQUITY

      Preferred Stock

      Trenwick has 2,000,000 shares of $.10 par value preferred stock authorized and none outstanding.

      For the six months ended June 30, 1998, Trenwick awarded key employees an aggregate of 82,889 shares of common stock under the terms of the 1989 and 1993 Stock Plans, valued at an average of $35.61 per share (approximately $2,952,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the period, 4,250 shares were repurchased at an average of $35.29 per share (approximately $150,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

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

6.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                       ----------------------        ----------------------
                                                        1998            1997          1998            1997
                                                       -------        -------        -------        -------
INCOME AVAILABLE TO COMMON STOCKHOLDERS:
Income before extraordinary item (basic)               $ 8,975        $ 8,593        $18,220        $18,394
Add interest on convertible debentures,
   net of income taxes                                    --             --             --              578
                                                       -------        -------        -------        -------

Income before extraordinary item (diluted)             $ 8,975        $ 8,593        $18,220        $18,972
                                                       =======        =======        =======        =======

Net income (basic)                                     $ 8,975        $ 8,593        $18,220        $17,357
Add interest on convertible debentures and
   loss on debt redemption, net of income taxes           --             --             --            1,615
                                                       -------        -------        -------        -------
Net income (diluted)                                   $ 8,975        $ 8,593        $18,220        $18,972
                                                       =======        =======        =======        =======

WEIGHTED AVERAGE SHARES OF COMMON
   STOCK OUTSTANDING:
Weighted average shares outstanding (basic)             11,954         11,899         11,944         11,374
Weighted average shares issuable on
   conversion of debt                                                                                   902
Weighted average shares issuable on exercise of
   employee stock options, net of assumed
   repurchases                                             195            142            164            141
                                                       -------        -------        -------        -------
Weighted average shares outstanding (diluted)           12,149         12,041         12,108         12,417
                                                       =======        =======        =======        =======

PER SHARE AMOUNTS:
Basic
     Income before extraordinary item                  $   .75        $   .72        $  1.53        $  1.62
                                                       =======        =======        =======        =======
     Net income                                        $   .75        $   .72        $  1.53        $  1.53
                                                       =======        =======        =======        =======

Diluted
     Income before extraordinary item                  $   .74        $   .71        $  1.51        $  1.53
                                                       =======        =======        =======        =======
     Net income                                        $   .74        $   .71        $  1.51        $  1.53
                                                       =======        =======        =======        =======

                             MANAGEMENT'S DISCUSSION
                     AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW


Trenwick ("Trenwick") is a holding company with two principal operating subsidiaries, Trenwick America Reinsurance Corporation ("Trenwick America Re"), which reinsures property and casualty risks written by U.S. insurance companies, and Trenwick International Limited ("Trenwick International"), which writes insurance and reinsurance property and casualty risks outside of the U.S. Substantially all of Trenwick America Re's business is produced by reinsurance brokers. Trenwick International obtains its business from a variety of resources, including insurance and reinsurance brokers. Trenwick America Re and Trenwick International underwrite both treaty and facultative business.

OPERATING RESULTS

Trenwick Group Inc. reported consolidated net income of $9.0 million, or $.75 per share, for the second quarter of 1998 compared to $8.6 million, or $.72 per share, for the second quarter of 1997. Per share earnings on a diluted basis were $.74 for 1998 compared to $.71 for 1997.

For the first half of 1998, Trenwick's net income was $18.2 million or $1.53 per share, compared to income before extraordinary item of $18.4 million or $1.62 per share in the first half of 1997. Included in net income for the first half of 1997 was an extraordinary loss on debt redemption, net of tax, of approximately $1 million or $.09 per share. Net income per diluted share was $1.51 for the first half of 1998 compared to $1.53 for the first half of 1997.

Operating income for the second quarter of 1998 includes after-tax costs of approximately $800,000 or $.07 per share relating to expansion activities of the Group and profit commission adjustments on certain prior years' accounts. Expansion activities include business development and mergers and acquisitions.

Net income for the second quarter of 1998 and 1997 includes after-tax realized investment gains of $351,000 or $.03 per share and $1,000 respectively. Net income for the first half of 1998 and 1997 includes after-tax realized investment gains of $819,000 or $.07 per share and $1.2 million or $.10 per share, respectively.

PREMIUMS

Trenwick's consolidated net premium writings in the second quarter and first half of 1998 totaled $75.0 million and $119.5 million compared to $48.9 million and $108.4 million in 1997, respectively. This increase of 53% and 10% for the second quarter and first half of 1998 primarily reflects the inclusion of Trenwick International's business during these periods.

Net premium writings from the Group's U.S. operations declined 18% and 22% in the second quarter and the first half of 1998 compared to last year. Casualty business, which represents 92% of the Company's U.S. business, declined 16% and 19%, while property business declined 34% and 48%, respectively. Premium writings declined as a result of three principal causes. Price competition among primary companies put pressure on ceding companies' own premium writings. Insurers continued to restructure their reinsurance programs, reducing the amount of reinsurance they purchase. In addition, increasingly intense competition in the reinsurance markets drove reinsurance prices on a number of casualty and property accounts below pricing levels that the Company would accept.

Trenwick International reported net premium writings of $34.8 million in the second quarter of 1998. While the international business is also highly competitive, growth in this business is expected to result primarily from an increase in Trenwick International's retention of business owing to a change in its reinsurance programs, and an increase in its capital. The Company is also expanding into new geographic markets previously prohibited by its former parent.

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

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the period indicated, together with Trenwick America Re's combined ratio calculated on a statutory basis:

                                            Three Months Ended              Six Months Ended
                                                 June 30,                      June 30,
                                          ---------------------         ---------------------
                                           1998           1997           1998           1997
                                          ------         ------         ------         ------
Claims and claims expense ratio             60.7%          58.4%          59.6%          57.7%
                                          ------         ------         ------         ------
Expense ratio:
  Policy acquisition expense ratio          29.3           30.9           30.8           31.6
  Underwriting expense ratio                10.0            8.0            9.0            7.7
                                          ------         ------         ------         ------
  Total expense ratio                       39.3%          38.9%          39.8%          39.3%
                                          ------         ------         ------         ------

Combined ratio (GAAP basis)                100.0%          97.3%          99.4%          97.0%
                                          ------         ------         ------         ------

The Group's GAAP combined ratio for the second quarter and first half of 1998 was 100% and 99.4% compared to 97.3% and 97% for the same period in 1997. Trenwick America's GAAP combined loss and expense ratio in the second quarter and first half of 1998 was 98.7% and 98.6%, compared to 97.3% and 97% for the same periods in 1997. The increase in the combined loss and expense ratio for this business resulted primarily from higher commission expenses due to the continued shift in the mix of business from excess to quota share and an increase in the overhead expense ratio caused by lower premium writings. The combined loss and expense ratio in the first half of 1998 includes favorable reserve development of approximately $3.0 million compared to approximately $2.9 million for the same period in 1997. Trenwick America Re's statutory combined ratio for the second quarter and first half of 1998 was 98.2% and 99.1% compared to 96.1% and 96.0% for the same period in 1997. Trenwick International's GAAP combined loss and expense ratio for the second quarter and first half of 1998 was 102.2%.

INVESTMENT INCOME

Group net investment income of $15 million and $27.4 million increased 24% and 15%, respectively, in the second quarter and first half of 1998 compared to $12.1 million and $23.9 million for the same periods in 1997. Pre-tax yields on invested assets, excluding equity securities, averaged 6.3% in 1998 and 6.4% in 1997. The increase in investment income is due to the continued growth in Trenwick's invested asset base resulting primarily from the acquisition of Trenwick International.

After-tax net investment income in the second quarter and first half of 1998 was $10.9 million and $20.4 million compared to $9.2 million and $18.1 million for the comparative periods in 1997. The effective income tax rate on net investment income for the first half of 1998 was approximately 25.2% versus 23.9% for the same period in 1997. The increase in the effective income tax rate is due to the fully taxable nature of Trenwick International's investments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, Trenwick's consolidated investments and cash totaled $1.0 billion, as compared to $864.3 million at December 31, 1997. Included in cash and cash equivalents as of June 30, 1998 are the proceeds from the issuance of the 6.70% senior notes. The fair value of the Company's debt securities portfolio exceeded amortized cost of $879.7 million and $788.7 million by $23.7 million and $23.6 million at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998 and at December 31, 1997, the fair value of the Company's equity securities exceeded cost of $46.4 million and $31.6 million by $10.7 million and $7.6 million, respectively.

As of June 30, 1998, Trenwick's consolidated common stockholders' equity totaled $372.8 million or $30.92 per share, as compared to $357.6 million or $29.93 per share at December 31, 1997. Since December 31, 1997, the unrealized appreciation of debt and equity investments increased $2.1 million, net of tax, or $.18 per share.

Statutory surplus of Trenwick America Re was $344.1 million as of June 30, 1998, compared to $322.9 million as of December 31, 1997. Trenwick International's statutory surplus was $129.0 million as of June 30, 1998.

Cash flow from operations of $9.6 million in the first half of 1998 decreased approximately 62% compared to cash flow from operations of $25.1 million in the first half of 1997. The reduction in cash flow from operations was due primarily to timing differences on recoveries relating to Trenwick International's contracts with its former parent and a decline in premium volume associated with the Group's U.S. business.

Cash provided by financing activities in the first half of 1998 increased to $68.5 million compared to cash provided by financing activities of $56.4 million in the first half of 1997, primarily due to the proceeds of the issuance of $75 million principal amount of 6.70% senior notes.

Trenwick declared a second quarter dividend of $.25 per share in 1998, a 4% increase compared to $.24 in the second quarter of 1997.

Part II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

A total of 11,282,771 shares, or 93% of the 12,052,199 shares of common stock outstanding on the March 26, 1998 record date, were represented at the Company's Annual Meeting of Stockholders held on May 21, 1998. Voting results were as follows:

On the proposal to elect two directors to serve in Class II until 2001, Mr. Frederick D. Watkins was elected by an affirmative vote of 11,228,098 shares, with 54,673 shares withheld, and Mr. Stephen R. Wilcox was elected by an affirmative vote of 11,231,806 shares, with 50,965 shares withheld. Messrs. Anthony S. Brown, Neil Dunn and P. Anthony Jacobs continue to serve in Class III until 1999, and Messrs. James F. Billett, Jr., W. Marston Becker and Joseph D. Sargent continue to serve in Class I until 2000.

On the proposal to increase the aggregate number of shares authorized for issuance under the 1993 Stock Option Plan by 500,000 shares and increase the maximum number of shares which may be awarded under such Plan to any one participant from 150,000 to 450,000, there were 7,814,380 shares voted in favor, 2,457,658 shares opposed and 1,010,733 shares abstaining.

On the proposal to ratify the appointment of Price Waterhouse LLP (now named PricewaterhouseCoopers LLP) as independent accountants for the year ending December 31, 1998, there were 11,278,079 shares voted in favor, 1,980 shares opposed and 2,712 shares abstaining.

Item 5.    Stockholder Proposals - 1999 Annual Meeting

           A stockholder of the Company may present a proposal for the 1999 Annual Meeting by directing such proposal to the Secretary at the corporate address. In order to be included in the Company's Proxy Statement and Proxy relating to such meeting, a proposal must be received no later than December 21, 1998. If a stockholder presents a proposal at the 1999 Annual Meeting without the Company's having received notice of such proposal by March 6, 1999, the Proxy Committee will be permitted to vote on such proposal in accordance with its judgement, even if its intention with respect to such proposal is not disclosed in the Company's Proxy Statement.

Item 6.    Exhibits and Reports on Form 8-K

a)    Exhibits

     27.0 Financial Data Schedule

b)   Reports on Form 8-K

     None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TRENWICK GROUP INC.
                                        -----------------------------
                                                (Registrant)


  Date:  August 14, 1998                    JAMES F. BILLETT, JR.
        ----------------                -----------------------------
                                        James F. Billett, Jr.
                                        Chairman, President and
                                        Chief Executive Officer


  Date:  August 14, 1998                     ALAN L. HUNTE
         ---------------                -----------------------------
                                        Alan L. Hunte
                                        Vice President, Chief Financial Officer
                                        and Treasurer