Form 10-Q
period 1998-09-30
TRENWICK GROUP INC
filed 1998-11-16
CIK 787952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period __________ to __________.

Commission file number 0-14737

                               TRENWICK GROUP INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                 06-1152790
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

       One Canterbury Green
       Stamford, Connecticut                           06901
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:       (203) 353-5500

          Metro Center, One Station Place, Stamford, Connecticut 06902
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES /x/  NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock.


               Class                       Outstanding at October 31, 1998
               -----                       -------------------------------
   Common Stock, $.10 par value                      11,167,099

                               TRENWICK GROUP INC.

                                      INDEX



                                                                    Page
PART I.  Financial Information                                     Number
Consolidated Balance Sheet
  September 30, 1998 and December 31, 1997                            3

Consolidated Statement of Income
  Three and Nine Months Ended September 30, 1998 and 1997             4

Consolidated Statement of Changes in Stockholders' Equity
  Three and Nine Months Ended September 30, 1998 and 1997             5

Consolidated Statement of Cash Flows
  Nine Months Ended March 31, 1998 and 1997                           6

Consolidated Statement of Comprehensive Income
  Three and Nine Months Ended September 30, 1998                      7

Notes to Consolidated Financial Statements                         8-12

Management's Discussion and Analysis
  of Financial Condition and Results of Operations                13-17


PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                            18

Signatures                                                           19

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   September 30,          December 31,
                                                                        1998                  1997
                                                                        ----                  ----
                                                                          (dollars in thousands)
       Assets

Securities available for sale at fair value:
 Debt securities (amortized cost: $871,724 and $788,727)            $   905,881           $   812,314
 Equity securities (cost: $47,680 and $31,603)                           52,948                39,163
Cash and cash equivalents                                                67,029                12,847
                                                                    -----------           -----------
     Total investments and cash                                       1,025,858               864,324

Accrued investment income                                                13,970                10,969
Receivables from ceding insurers                                        140,893                91,867
Reinsurance recoverable balances, net                                   126,510                66,361
Deferred policy acquisition costs                                        36,065                22,524
Net deferred income taxes                                                10,967                12,451
Other assets                                                             39,068                19,427
                                                                    -----------           -----------

     Total assets                                                   $ 1,393,331           $ 1,087,923
                                                                    ===========           ===========

Liabilities and Stockholders' Equity

Liabilities:
 Unpaid claims and claims expenses                                  $   671,309           $   518,387
 Unearned premium income                                                157,908                87,020
 6.70% senior notes due 2003                                             75,000                    --
 Other liabilities                                                       22,039                14,867
                                                                    -----------           -----------
     Total liabilities                                                  926,256               620,274
                                                                    -----------           -----------

Company-obligated mandatorily redeemable preferred
 capital securities of subsidiary trust holding
 solely junior subordinated debentures of Trenwick
  Group Inc.                                                            110,000               110,000
                                                                    -----------           -----------

Common stockholders' equity:
 Common stock, $.10 par value, 30,000,000 shares
  authorized; 11,385,699 and 11,951,060 shares
  outstanding                                                             1,139                 1,195
 Additional paid-in capital                                             134,105               153,714
 Retained earnings                                                      197,758               183,218
 Accumulated other comprehensive income                                  27,195                20,245
 Deferred compensation under stock award plan                            (3,122)                 (723)
                                                                    -----------           -----------

     Total common stockholders' equity                                  357,075               357,649
                                                                    -----------           -----------
     Total liabilities and stockholders' equity                     $ 1,393,331           $ 1,087,923
                                                                    ===========           ===========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                                1998            1997             1998           1997
                                                ----            ----             ----           ----
                                                  (in thousands except per share data)
Revenues:
  Net premiums earned                        $ 65,161         $ 43,723        $181,949        $144,742
  Net investment income                        14,317           12,178          41,677          36,030
  Net realized investment gains                   184               --           1,444           1,916
  Other income/(loss)                            (159)              --             173              10
                                             --------         --------        --------        --------
     Total revenues                            79,503           55,901         225,243         182,698
                                             --------         --------        --------        --------

Expenses:
  Claims and claims expenses incurred          41,501           25,522         111,077          83,812
  Policy acquisition costs                     19,822           13,103          55,753          45,060
  Underwriting expenses                         6,891            3,576          17,459          11,344
  General and administrative expenses             895               --           2,744              --
  Interest expense                              1,292                2           2,641             892
  Minority interest in subsidiary
    trust                                       2,426            2,452           7,277           6,495
                                             --------         --------        --------        --------
     Total expenses                            72,827           44,655         196,951         147,603
                                             --------         --------        --------        --------

Income before income taxes and
  extraordinary item                            6,676           11,246          28,292          35,095
Income taxes                                    1,433            2,473           4,829           7,928
                                             --------         --------        --------        --------
Income before extraordinary item                5,243            8,773          23,463          27,167
Extraordinary loss on debt
  redemption, net of $558 income
   tax benefit                                     --               --              --           1,037
                                             --------         --------        --------        --------
Net income                                   $  5,243         $  8,773        $ 23,463        $ 26,130
                                             ========         ========        ========        ========


BASIC EARNINGS PER SHARE
Income before extraordinary item             $    .45         $    .74        $   1.98        $   2.35
Extraordinary loss                                 --               --              --             .09
                                             --------         --------        --------        --------
Net income                                   $    .45         $    .74        $   1.98        $   2.26
                                             ========         ========        ========        ========


DILUTED EARNINGS PER SHARE
Income before extraordinary item             $    .44         $    .73        $   1.95        $   2.25
                                             ========         ========        ========        ========
Net income                                   $    .44         $    .73        $   1.95        $   2.25
                                             ========         ========        ========        ========

DIVIDENDS PER COMMON SHARE                   $    .25         $    .24        $    .75        $    .72
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

                               TRENWICK GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                           Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                          1998            1997           1998             1997
                                                                          ----            ----           ----             ----
                                                                                         (dollars in thousands)
Common stockholders' equity, beginning of period                       $ 372,774       $ 336,666       $ 357,649       $ 265,753

Common stock, $.10 par value, and additional paid-in-capital:

Conversion of debentures (1,783,926)                                          --              --              --          57,780
Exercise of employer stock options (61,500, 16,000, 88,500
  and 76,750 shares)                                                         694             180           1,154             956
Income tax benefits from additional compensation deductions
  allowable for income tax purposes                                          541              --             748             483
Restricted common stock awarded (82,889 and 9,782 shares)                     --              --           2,952             328
Restricted common stock awards cancelled (2,122 and 2,122 shares)             --             (42)             --             (42)
Common stock purchased and retired (732,500, 736,750 and 5,091
  shares)                                                                (24,369)             --         (24,519)           (171)

Retained earnings:

Net income                                                                 5,243           8,773          23,463          26,130
Cash dividends                                                            (2,896)         (2,948)         (8,923)         (8,678)

Accumulated other comprehensive income:

Investment gains, net of income taxes                                      3,324           6,024           6,285           7,416
Realized investment gains, net of income taxes, included in
  net income                                                                (120)             --            (939)         (1,245)
Foreign currency translation adjustment, net of income taxes               1,605              --           1,604              --

Deferred compensation under stock award plan:

Restricted common stock awarded                                               --              --          (2,952)           (328)
Restricted common stock awards cancelled                                      --              42              --              42
Compensation expense recognized                                              279             136             553             407
                                                                       ---------       ---------       ---------       ---------
Common stockholders' equity, end of period                             $ 357,075       $ 348,831       $ 357,075       $ 348,831
                                                                       =========       =========       =========       =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                                  September 30,
                                                            1998                1997
                                                            ----                ----
                                                                 (in thousands)
Cash flows from operating activities:
 Premiums collected                                      $ 183,688           $ 112,384
 Ceded premiums paid                                       (42,003)             (6,360)
 Claims and claims expenses paid                          (135,318)            (85,383)
 Claims and claims expenses recovered                       19,123               2,394
 Underwriting expenses paid                                (18,552)            (10,578)
                                                         ---------           ---------

 Cash provided by underwriting activities                    6,938              12,457
 Net investment income received                             45,570              37,242
 Interest expense paid                                      (9,702)             (5,364)
 Income taxes paid                                          (8,444)             (6,270)
 General and administrative expense                         (2,744)                 --
 Other income received                                          54                  --
                                                         ---------           ---------

    Cash provided by operating activities                   31,672              38,065
                                                         ---------           ---------

Cash flows for investing activities:
 Purchases of debt securities                             (401,361)           (171,147)
 Sales of debt securities                                   96,569              33,980
 Maturities of debt securities                             329,226              53,042
 Purchases of equity securities                             (8,091)            (12,428)
 Sales of equity securities                                  2,363               4,621
 Investment in subsidiary, net of cash acquired            (39,785)                 --
 Additions to premises and equipment                        (1,849)               (158)
                                                         ---------           ---------

    Cash used for investing activities                     (22,928)            (92,090)
                                                         ---------           ---------

Cash flows for financing activities:
 Issuance of senior notes                                   75,000                  --
 Issuance of mandatorily redeemable preferred
  capital securities                                            --             110,000
 Redemption of convertible debentures                           --             (46,997)
 Issuance costs of capital securities                           --              (1,555)
 Issuance costs of senior notes                               (922)                 --
 Issuance of common stock                                    1,154                 956
 Repurchase of common stock                                (20,721)               (171)
 Dividends paid                                             (8,923)             (8,598)
                                                         ---------           ---------

    Cash provided by financing activities                   45,588              53,635
                                                         ---------           ---------

Effect of exchange rate on cash                               (150)                 --
                                                         ---------           ---------

Change in cash and cash equivalents                         54,182                (390)

Cash and cash equivalents, beginning of period              12,847              14,253
                                                         ---------           ---------


Cash and cash equivalents, end of period                 $  67,029           $  13,863
                                                         =========           =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                Three Months Ended                Nine Months Ended
                                                  September 30,                     September 30,
                                              1998             1997            1998              1997
                                              ----             ----            ----              ----
                                                                  (in thousands)
Net income                                  $ 5,243          $ 8,773          $23,463          $26,130
Other comprehensive income:
  Net unrealized investment gains,            3,204            6,024            5,346            6,171
    net of income taxes
  Foreign currency translation
    adjustment, net of income taxes           1,605               --            1,604               --
                                            -------          -------          -------          -------
Comprehensive income                        $10,052          $14,797          $30,413          $32,301
                                            =======          =======          =======          =======

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

2.  REINSURANCE

    Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written, premiums earned and claims and claims expenses incurred is as follows (in thousands):



                                            Premiums Written
                       ----------------------------------------------------------
                         Three Months Ended                     Nine Months Ended
                            September 30,                          September 30,
                       ------------------------                ------------------------
                       1998                1997                1998                1997
                       ----                ----                ----                ----
     Gross          $  88,488           $  59,892           $ 242,374           $ 192,310

     Ceded            (19,727)            (15,510)            (54,164)            (39,524)
                    ---------           ---------           ---------           ---------

     Net            $  68,761           $  44,382           $ 188,210           $ 152,786
                    =========           =========           =========           =========



                                             Premiums Earned
                       ----------------------------------------------------------------
                         Three Months Ended                     Nine Months Ended
                            September 30,                           September 30,
                       ------------------------                ------------------------
                       1998                1997                1998                1997
                       ----                ----                ----                ----
     Gross          $  84,934           $  53,883           $ 238,455           $ 174,374

     Ceded            (19,773)            (10,160)            (56,506)            (29,632)
                    ---------           ---------           ---------           ---------

     Net            $  65,161           $  43,723           $ 181,949           $ 144,742
                    =========           =========           =========           =========

                                   Claims and Claims Expenses Incurred
                       ----------------------------------------------------------------
                        Three Months Ended                       Nine Months Ended
                            September 30,                            September 30,
                       ------------------------                ------------------------
                       1998                1997                1998                1997
                       ----                ----                ----                ----
     Gross          $  55,335           $  40,183           $ 158,159           $ 126,059

     Ceded            (13,834)            (14,661)            (47,082)            (42,247)
                    ---------           ---------           ---------           ---------

     Net            $  41,501           $  25,522           $ 111,077           $  83,812
                    =========           =========           =========           =========


3.  ACQUISITION OF TRENWICK INTERNATIONAL LIMITED

    On February 27, 1998, Trenwick completed the acquisition of Trenwick International Limited ("Trenwick International"), formerly Sorema (UK) Limited, from Sorema S.A. for an aggregate purchase price of $63.2 million, including acquisition costs, which approximated book value. On March 31, 1998, the share capital of Trenwick International was increased by $67.0 million to approximately $127.0 million. Trenwick International is based in London and underwrites specialty insurance and reinsurance treaty and facultative business on a worldwide basis. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets of approximately $992,000, has been recorded as goodwill, which is being amortized on a straight line basis over 25 years. All assets and liabilities of Trenwick International are consolidated in the balance sheet at September 30, 1998 and its operating results are consolidated in Trenwick's results for the year ended September 30, 1998.

4.  STOCKHOLDERS' EQUITY

    Preferred Stock

    Trenwick has 2,000,000 shares of $.10 par value preferred stock authorized and none outstanding.


    Common Stock

    On September 28, 1998, Trenwick's Board of Directors approved an additional 600,000 shares to its stock repurchase program to a total of 1,600,000 shares. The program was originally adopted on May 21, 1997. As of September 30, 1998, 732,500 shares have been repurchased at an average price of $33.27 per share.

    For the nine months ended September 30, 1998, Trenwick awarded key employees an aggregate of 82,889 shares of common stock under the terms of the 1989 and 1993 Stock Plans, valued at an average of $35.61 per share (approximately $2,952,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the period, 4,250 shares were repurchased at an average of $35.29 per share (approximately $150,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

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

6. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                 September 30,
                                                         1998           1997           1998           1997
                                                         ----           ----           ----           ----
INCOME AVAILABLE TO COMMON STOCKHOLDERS:
Income before extraordinary item (basic)               $ 5,243        $ 8,773        $23,463        $27,167
Add interest on convertible debentures,
  net of income taxes                                       --             --             --            578
                                                       -------        -------        -------        -------

Income before extraordinary item (diluted)             $ 5,243        $ 8,773        $23,463        $27,745
                                                       =======        =======        =======        =======

Net income (basic)                                     $ 5,243        $ 8,773        $23,463        $26,130
Add interest on convertible debentures and
  loss on debt redemption, net of income taxes              --             --             --          1,615
                                                       -------        -------        -------        -------
Net income (diluted)                                   $ 5,243        $ 8,773        $23,463        $27,745
                                                       =======        =======        =======        =======

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING:
Weighted average shares outstanding (basic)             11,713         11,907         11,866         11,554
Weighted average shares issuable on
  conversion of debt                                        --             --             --            598
Weighted average shares issuable on exercise of
  employee stock options, net of assumed
  repurchases                                              128            196            149            170
                                                       -------        -------        -------        -------
Weighted average shares outstanding (diluted)           11,841         12,103         12,015         12,322
                                                       =======        =======        =======        =======

PER SHARE AMOUNTS:
Basic
   Income before extraordinary item                        .45        $   .74           1.98        $  2.35
                                                       =======        =======        =======        =======
   Net income                                              .45        $   .74           1.98        $  2.26
                                                       =======        =======        =======        =======

Diluted
   Income before extraordinary item                        .44        $   .73           1.95        $  2.25
                                                       =======        =======        =======        =======
   Net income                                              .44        $   .73           1.95        $  2.25
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

OPERATING RESULTS

Trenwick Group Inc. reported operating income, excluding catastrophe losses, of $8.8 million or $.75 per share for the third quarter of 1998, compared to $8.8 million or $.74 per share for the third quarter of 1997. Consolidated net income for the third quarter of 1998 of $5.2 million or $.45 per share includes after-tax charges of $3.7 million or $.32 per share associated with claims arising from Hurricane Georges and after-tax realized investment gains of $0.1 million or $.01 per share. Consolidated net income for the third quarter of 1997 was $8.8 million or $.74 per share. Net income per share on a diluted basis was $.44 per share for 1998 compared to $.73 per share for 1997.

For the nine months ended September 30, 1998, Trenwick's operating income excluding catastrophe losses was $26.2 million or $2.21 per share, compared to $25.9 million or $2.24 per share for the nine months ended September 30, 1997. Consolidated net income for the nine months ended September 30, 1998 of $23.5 million or $1.98 per share includes after-tax charges of $3.7 million or $.31 per share associated with claims arising from Hurricane Georges and after-tax realized investment gains of $0.9 million or $.08 per share. Consolidated net income for the nine months ended September 30, 1997 of $26.1 million or $2.26 per share includes after-tax realized investment gains of $1.2 million or $.11 per share and an after-tax extraordinary loss on debt redemption of $1.0 million or $.09 per share. Net income per share on a diluted basis was $1.95 for the nine months ended September 30, 1998, compared to $2.25 per share for the nine months ended September 30, 1997.

PREMIUMS

Trenwick's consolidated net premium writings in the quarter and for the nine months ended September 30, 1998 totaled $68.8 million and $188.2 million compared to $44.4 million and $152.8 million for the same periods in 1997. This increase of 55% and 23% for the quarter and for the nine months ended September 30, 1998 primarily reflects the inclusion of Trenwick International's business during these periods.

Net premium writings from Trenwick America, the group's U.S. operations, increased by 10% in the quarter compared to last year. This increase partially offset a decline in net premium writings in the prior two quarters, resulting in a decrease in year-to-date net premium writings of 13%. Casualty business, which represents 92% of Trenwick America's business, increased 17% in the quarter while property business declined 34%. For the nine months ended September 30, 1998, casualty and property business declined 8% and 43%, respectively. While Trenwick America experienced an increase in casualty business in the quarter from certain new accounts and an increase in existing business, it does not anticipate continued growth is this sector as a result of the intense competition in the reinsurance markets. As previously reported, Trenwick America withdraws from accounts when pricing falls below what it believes are acceptable rate levels.

Trenwick continues to benefit from its recent acquisition of Trenwick International, which reported net premium writings of $20.0 million and $54.8 million in the third quarter and nine months ended September 30, 1998, respectively. While the international business is also highly competitive, growth in this business is expected to result primarily from an increase in Trenwick International's retention of business owing to a change in its reinsurance programs and an increase in its capital. Trenwick International is also expanding into new geographic markets previously limited by its former parent.

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

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the period indicated, together with Trenwick America Re's combined ratio calculated on a statutory basis:

                                      Three Months Ended          Nine Months Ended
                                        September 30,              September 30,
                                      1998         1997          1998         1997
                                      ----         ----          ----         ----
Claims and claims expense ratio       63.7%        58.3%         61.1%        57.9%
Expense ratio:
 Policy acquisition expense ratio     30.4         30.0          30.6         31.1
 Underwriting expense ratio           10.6          8.2           9.6          7.9
                                     -----         ----         -----         ----
 Total expense ratio                  41.0%        38.2%         40.2%        39.0%
                                     -----         ----         -----         ----
Combined ratio (GAAP basis)          104.7%        96.5%        101.3%        96.9%
                                     =====         ====         =====         ====




Trenwick's GAAP combined ratio for the third quarter and for the nine months ended September 30, 1998 was 104.7% and 101.3% compared to 96.5% and 96.9% for the same periods in 1997. Trenwick America's GAAP combined loss and expense ratio in the third quarter and for the nine months ended September 30, 1998 was 107.5% and 101.5%, compared to 96.5% and 96.9% for the same periods in 1997. Trenwick International's GAAP combined loss and expense ratio for the third quarter and for the nine months ended September 30, 1998 was 99.1% and 100.8%, respectively.

Included in Trenwick's combined loss and expense ratio for the third quarter and nine months ended September 30, 1998 were 8.7 and 3.1 percentage points, respectively, associated with claims arising from Hurricane Georges. Additionally, the increase in the combined loss and expense ratio resulted from higher commission expenses on the Company's U.S. business and an increase in the overhead expense ratio caused by lower year over year premium volume written by Trenwick America. The combined loss and expense ratio for the nine months ended September 30, 1998 includes favorable reserve development of approximately $5.9 million compared to favorable development of approximately $3.9 million for the same period in 1997.

INVESTMENT INCOME

Trenwick's net investment income of $14.3 million and $41.7 million in the third quarter and for the nine months ended September 30, 1998 increased 18% and 16%, respectively, compared to $12.2 million and $36.0 million for the same periods in 1997. Pre-tax yields on invested assets, excluding equity securities, averaged 6.4% in both 1998 and 1997. The increase in investment income is due to the continued growth in Trenwick's invested asset base resulting primarily from the acquisition of Trenwick International.

After-tax net investment income in the third quarter and for the nine months ended September 30, 1998 was $10.7 million and $31.1 million compared to $9.3 million and $27.7 million for the comparative periods in 1997. The effective income tax rate on net investment income for the nine months ended September 30, 1998 was approximately 25.4% versus 24.0% for the same period in 1997. The increase in the effective income tax rate is due to the fully taxable nature of Trenwick International's investment income.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, Trenwick's consolidated investments and cash totaled $1.0 billion, as compared to $864.3 million at December 31, 1997. The fair value of the Company's debt securities portfolio exceeded amortized cost of $871.7 million and $788.7 million by $34.2 million and $23.6 million at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998 and at December 31, 1997, the fair value of the Company's equity securities exceeded cost of $47.7 million and $31.6 million by $5.3 million and $7.6 million, respectively.

As of September 30, 1998, Trenwick's common stockholders' equity totaled $357.1 million or $31.36 per share, as compared to $357.6 million or $29.93 per share at December 31, 1997. Since December 31, 1997, the unrealized appreciation of debt and equity investments increased $5.4 million, net of tax, or $.47 per share. Consolidated stockholders' equity reflects the repurchase of 732,500 shares of the Trenwick's common stock at an average price of $33.27 per share, totaling approximately $24.4 million. Trenwick America's statutory surplus was $325 million as of September 30, 1998, compared to $322.9 million at December 31, 1997. Trenwick International's statutory surplus was $133 million as of September 30, 1998.

Cash flow from operations of $31.7 million for the nine months ended September 30, 1998 decreased approximately 17% compared to cash flow from operations of $38.1 million for the same period in 1997. The reduction in cash flow from operations was due primarily to a decline in premium volume associated with Trenwick America.

Cash provided by financing activities for the nine months ended September 30, 1998 decreased to $45.6 million compared to $53.6 million for the same period in 1997. As of September 30, 1998, cash provided by financing activities included proceeds of the issuance of $75 million principal amount of 6.7% Senior Notes partially offset by repurchases of common stock of approximately $20.7 million. Included in the same period last year was $110 million from the issuance of the Subordinated Capital Income Securities, partially offset by the debt redemption of approximately $47 million.

Trenwick declared a third quarter dividend of $.25 per share in 1998, a 4% increase compared to $.24 in the third quarter of 1997.

YEAR 2000

The Year 2000 issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

The Company began work on the Year 2000 issue in 1995. The scope of the project included: assessment of systems and equipment affected; definition of strategies to address affected systems and equipment; remediation of affected systems and equipment and certification that each is Year 2000 compliant.

The Company's U.S. operations completed the modification and testing of its internally developed software to be Year 2000 compliant during 1996. Trenwick International Limited is currently working on the project and expects to complete its modifications in fourth quarter of 1998. The Company has received certification from the majority of its externally developed software vendors indicating their products are Year 2000 compliant. The remaining vendors have indicated that their products will be Year 2000 compliant by the end of 1998. Based on this information the Company expects to be in full compliance with its internal financial systems before the Year 2000.

Due to the interdependent nature of systems and facilities, the company may be adversely impacted depending upon whether its vendors and business partners address this issue successfully. Therefore, the company is surveying its key business partners and vendors in an attempt to determine their respective level of Year 2000 compliance. Where practicable, the company intends to assess and attempt to mitigate its risks in the event that these third parties fail to be Year 2000 compliant and is considering appropriate contingency arrangements for such potential noncompliance by such entities.

The Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Year 2000 issue, and is developing cost estimates for such plans. The company expects to complete its contingency plans by the end of 1998. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, interim use of backup equipment and software, and increased work hours for company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 problems that arise or to provide manual workarounds for information systems or similar approaches. If the company is required to implement any of these contingency plans, it could have a material adverse effect on the company's financial condition and results of operations.

In addition, property and casualty reinsurance companies may have underwriting exposure to the Year 2000. The Year 2000 issue is a risk for some of the company's insureds and reinsureds and is therefore considered during the underwriting process similar to any other risk to which Trenwick's clients may be exposed. While the company continues to review these potential exposures, the company is unable to determine at this time whether the adverse impact, if any, in connection with these exposures would be material to the company.

Costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, we have spent approximately $730,000 on this project. Costs to be incurred for the remainder of 1998 to fix Year 2000 problems are estimated at approximately $83,000. Such costs do not include normal system upgrades and replacements. The company does not expect the costs relating to Year 2000 remediation to have a material effect on the results of operations or financial condition.

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


                                              TRENWICK GROUP INC.
                                                  (Registrant)


Date:  November 16, 1998                       JAMES F. BILLETT,  JR.
      ------------------                      --------------------------
                                              James F. Billett, Jr.
                                              Chairman, President and
                                              Chief Executive Officer


Date:  November 16, 1998                       ALAN L. HUNTE
      ------------------                      --------------------------
                                              Alan L. Hunte
                                              Vice President, Chief Financial
                                              Officer and Treasurer