Form 10-K
period 1998-12-31
TRENWICK GROUP INC
filed 1999-03-31
CIK 787952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

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

                One Canterbury Green, Stamford, Connecticut 06901
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

     The aggregate market value on February 28, 1999 of the voting stock held by non-affiliates of the registrant was $294,018,385.

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

           Class                                Outstanding at February 28, 1999
           -----                                --------------------------------
Common Stock, $.10 par value                                10,714,945

The information required by Items 10 through 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1998.

                               TRENWICK GROUP INC.

                                Table of Contents

                                                                                                           Page
Item                                                                                                      Number
----                                                                                                      ------
                                                    PART I
   1.  Business  .........................................................................................   1
   2.  Properties  .......................................................................................  16
   3.  Legal Proceedings  ................................................................................  16
   4.  Submission of Matters to a Vote of Security Holders  ..............................................  16

                                                    PART II

   5.  Market for the Corporation's Common Stock and Related Stockholder Matters  ........................  17
   6.  Selected Financial Data  ..........................................................................  18
   7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operation  .............................................................................  19
   7a. Quantitative and Qualitative Disclosures About Market Risk.........................................  19
   8.  Financial Statements and Supplementary Data  ......................................................  19
   9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure  .............................................................................  19

                                                   PART III

  10.  Directors and Executive Officers  .................................................................  19
  11.  Executive Compensation  ...........................................................................  19
  12.  Security Ownership of Certain Beneficial Owners and Management  ...................................  20
  13.  Certain Relationships and Related Transactions  ...................................................  20

                                                    PART IV

  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  ..................................  20

                                     PART I
ITEM 1.  BUSINESS

GENERAL BACKGROUND AND HISTORY

Trenwick Group Inc. (Trenwick), incorporated in the State of Delaware in 1985, is a holding company which owns and operates two principal subsidiaries, Trenwick America Reinsurance Corporation (Trenwick America Re) and Trenwick International Limited (Trenwick International). Trenwick America Re, a Connecticut corporation was acquired in 1983 by Trenwick America Corporation, became a wholly owned subsidiary of Trenwick in 1985 as a result of a corporate restructuring. Trenwick America Re reinsures property and casualty risks primarily written by U.S. insurance companies. Trenwick International, a London based company acquired by Trenwick in February 1998, underwrites reinsurance and specialty insurance risks primarily located outside the U.S. In addition, Trenwick owns two inactive Bermuda subsidiaries.

Trenwick America Re, which comprised 68% of Trenwick's total net premiums written in 1998, underwrites treaty reinsurance, which accounts for the majority of its business, as well as facultative reinsurance. Trenwick International's business, which accounted for 32% of Trenwick's total net premiums written, consists principally of insurance and facultative reinsurance of specialty classes. Trenwick International also underwrites property and casualty treaty reinsurance. In the latter part of 1998, Trenwick International opened a branch office in Paris which specializes in facultative reinsurance of large, technically complex property risks. Premiums written by the Paris branch in 1998 were not material.

DOMESTIC OPERATIONS

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

The table set forth below shows the distribution of domestic net premiums written by type which classifies the business by type of underwriting methodology used.

                DOMESTIC NET PREMIUMS WRITTEN BY TYPE OF BUSINESS
                                 (IN THOUSANDS)

                                           1998                       1997                       1996
                                           ----                       ----                       ----
CASUALTY
Treaty                                 $150,678    89%            $169,692     87%           $190,122     84%
Facultative                               3,690     2                3,254      2               6,404      3
                                       --------  ----             --------    ---            --------    ---
                                        154,368    91              172,946     89             196,526     87
PROPERTY                                 14,744     9               22,284     11              29,838     13
                                       --------  ----             --------    ---            --------     --
Total                                  $169,112   100%            $195,230    100%           $226,364    100%
                                       ========   ===             ========    ===            ========    ===

Treaty Reinsurance

Treaty reinsurance involves evaluating groupings of multiple risks or segments of a ceding company's overall business. Approximately 98% of Trenwick America Re's net premiums written is currently represented by treaty reinsurance including standard treaty, specialty and property business. Specialty business underwritten by Trenwick America Re generally includes specialty coverages and classes such as professional liability, directors' and officers' liability and other excess and surplus lines exposures. Specialty business also encompasses reinsurance of business written by managing general agents or alternative risk mechanisms other than insurance companies. Net treaty premiums written decreased 14% and 13% in 1998 and 1997, respectively, and increased 15% in 1996. In 1998, Trenwick wrote an aggregate of 233 treaties on both a quota share and excess of loss basis, as compared to 230 treaties in 1997 and 229 treaties in 1996. Trenwick America Re's commitment is currently limited to $2,500,000 per contract on casualty treaty business and $1,500,000 on property business. Larger commitments are subject to Trenwick America Re's Underwriting Committee referral process.

Facultative Reinsurance

Facultative reinsurance is reinsurance written on a risk-by-risk basis and consists entirely of casualty business. This business, predominantly automobile liability, currently accounts for only 2% of net premiums written in 1998. All facultative business is written on an excess of loss basis. The average gross limit provided by Trenwick is $601,000. Maximum facultative gross capacity per risk is $2,000,000. Trenwick America Re retains the first $500,000 per transaction. In 1998 and 1997, casualty facultative net premiums written represented by 295 and 297 contracts increased 13% and decreased 49%, respectively. In 1996, casualty facultative net premiums written represented by 384 contracts increased 6% over the prior year.

Domestic net premiums written by line of business are set forth in the following table for the periods indicated.

               DOMESTIC NET PREMIUMS WRITTEN BY LINES OF BUSINESS
                                 (IN THOUSANDS)

                                                                       1998              1997             1996
                                                                       ----              ----             ----
Casualty
         Automobile Liability                                      $ 51,299         $  50,187        $  64,539
         Errors and Omissions                                        36,655            40,063           48,888
         General Liability                                           17,743            20,795           22,519
         Accident and Health                                         11,014             6,326              205
         Medical Malpractice                                          7,700            10,293            9,846
         Workers' Compensation                                        3,025            18,328           20,502
         Products Liability                                           2,312             1,743            2,595
         Other Casualty                                               2,697             9,133           10,247
                                                                 ----------       -----------        ---------
                  Total Casualty                                    132,445           156,868          179,341
Property                                                             36,667            38,362           47,023
                                                                 ----------       -----------        ---------
Total                                                              $169,112          $195,230         $226,364
                                                                   ========          ========         ========

The major lines of reinsurance currently written by Trenwick America Re are automobile liability, errors and omissions, general liability and accident and health. Together these lines account for an aggregate of at least 60% of its net premiums written in all years indicated. Except for accident and health, these lines as well as medical malpractice, workers compensation, products liability and other casualty, have declined since 1996 as a result of three principal causes. Competition among primary companies has caused cedants to reduce their own premium writings or restructure their reinsurance programs, reducing the amount of reinsurance they purchase. As a result of consolidation within the industry, many ceding companies are now larger and financially stronger, enabling them to retain more risk. In addition, increasingly intense competition in the reinsurance markets has driven reinsurance prices on a number of accounts below pricing levels which Trenwick America Re will accept. The decline in workers compensation is primarily due to the non-renewal of a single significant account. Accident and health net premiums written increased by approximately 74% as compared to 1997 resulting primarily from Trenwick America Re's strategic alliance with Duncanson and Holt. In 1998, the amount of property business, including automobile physical damage, underwritten by Trenwick America Re remained constant as a percentage of total net written premiums.

In 1998, 1997 and 1996, twelve programs underwritten by Trenwick America Re accounted for approximately 51%, 45% and 49%, respectively, of Trenwick America Re's gross premiums written. Three ceding companies accounted for approximately 38%, 32% and 37% of Trenwick America Re's gross premiums written in 1998, 1997 and 1996, respectively. During 1998, Duncanson and Holt, American International Group and Fort Washington Holdings accounted for 16%, 12% and 10%, respectively, of Trenwick America Re's gross premiums written. Trenwick America Re expects to renew these accounts for 1999. While Trenwick America Re believes that the loss of any one of these accounts would have a material adverse effect on premiums written, Trenwick America Re does not believe that such a loss would result in a concurrent material decrease in its earnings. Further, Trenwick America Re believes that it would continue to underwrite new business to replace these accounts, in the event that they were non-renewed.

INTERNATIONAL OPERATIONS

Trenwick International also obtains all of its business through brokers. Trenwick International's business consists of Specialist Risk Underwriting (SRU) which includes direct insurance, facultative reinsurance and treaty reinsurance. The following table reflects Trenwick International's net premiums written by type of business for 1998.

             INTERNATIONAL NET PREMIUMS WRITTEN BY TYPE OF BUSINESS
                                 (IN THOUSANDS)

                                                1998
                                                ----
                          SRU                 72,015      89%
                          TREATY               9,092      11%
                                             -------     ---
                          Total              $81,107     100%
                                             =======     ===

SRU

SRU underwrites business in both London and Paris. The Company's branch office in Paris was opened in September of 1998 and accordingly the contribution to premium writings in 1998 from this office was not material. In both SRU locations, the company employs specialty underwriters with extensive experience in niche sectors. The principal lines of business underwritten in 1998 include property, engineering, accident and health professional indemnity, financial institutions, liability, extended warranty and yacht hull. Approximately 56% of Trenwick International's net premiums were written directly as insurance.

The Company's Paris branch specializes in large, complex property risks that require a high degree of underwriting expertise. Trenwick International generally underwrites this business, which includes large manufacturing facilities, construction projects as well as both onshore and offshore energy risks, as facultative reinsurance, but can also function directly as an insurer. Paris benefits from a pool of underwriters trained as engineers and has emerged as a center for this type of technical underwriting.

Treaty

Trenwick International's treaty business includes liability business, which accounted for approximately 70% of treaty business in 1998, as well as property and credit business. Treaty is written both on a proportional and non-proportional basis.

MARKETING

Trenwick generally obtains all its business through insurance and reinsurance brokers which represent the ceding company and clients in negotiations for the purchase of insurance or reinsurance. The process of effecting a brokered placement typically begins when a client or ceding company enlists the aid of a broker in structuring an insurance or reinsurance program. Often the various parties will consult with one or more lead underwriters as to the pricing and contract terms of the protection being sought. Once the terms quoted by the lead underwriter have been approved, the broker will offer participations to qualified insurers or reinsurers until the program is fully subscribed at terms agreed to by all parties.

Trenwick pays such intermediaries or brokers commissions representing negotiated percentages of the premium it writes. These commissions constitute part of Trenwick's total acquisition costs and are included in its underwriting expenses. Brokers do not have the authority to bind Trenwick with respect to agreements, nor does Trenwick commit in advance to accept any portion of the business that brokers submit to it. Business from any company, whether new or renewal, is subject to acceptance by Trenwick.

Substantially all of Trenwick America Re's business is produced by reinsurance brokers. During 1998, three reinsurance brokers, AON Reinsurance, Peglar and Associates, Inc. and Willis Faber, N.A. generated 37%, 10% and 10%, respectively, of Trenwick America Re's gross written premiums. These brokers are among the ten largest brokers in the reinsurance industry. Trenwick America Re's concentration of business through a small number of sources is consistent with the concentration of the property and casualty broker reinsurance market, in which a majority of the business is written through the ten largest brokers. Contrary to the U.S. broker market concentration, Trenwick International's business is produced from a variety of sources, including 125 insurance and reinsurance brokerage firms. Trenwick International obtained approximately 15% and 12% of its gross written premiums from two brokers in 1998, which were Nelson Hurst and AON Reinsurance, respectively. Loss of all or a substantial portion of the business provided by Trenwick's brokers could have a material adverse effect on the business and operations of Trenwick. Trenwick does not believe, however, that the loss of such business would have a long-term adverse effect because of Trenwick's competitive position within the broker insurance and reinsurance market and the availability of business from other brokers.

UNDERWRITING

Trenwick's underwriting philosophy emphasizes a transactional approach to underwriting in which any insurance or reinsurance transaction for any line of property or casualty business is considered on its own merits. The underwriter's primary objective is to assess the potential for an underwriting profit. The risk assessment process undertaken by Trenwick's underwriters involves a comprehensive analysis of historical data, when available, and estimates of future value of loss costs which may not be evident in the historical data. The factors which Trenwick considers include the type of risk, details of the underlying insurance coverage provided, adequacy of pricing using actuarial analysis and the terms and conditions. With respect to its domestic operations which comprises fewer but significantly larger accounts, Trenwick frequently conducts underwriting and claims audits of ceding companies to assist it in evaluating the information submitted by the ceding companies, before agreeing to participate in a reinsurance transaction.

Trenwick has established formal underwriting policy standards for both domestic and international operations. This process involves pre-binding reviews of individual material transactions by its senior underwriting staff. Underwriting policies for insurance and reinsurance transactions are supplemented by conducting periodic internal audits of each underwriting department to ensure compliance with underwriting policies and procedures.

COMPETITION

Trenwick competes with numerous major international and domestic insurance and reinsurance companies. These competitors, many of which have substantially greater financial and staff resources than Trenwick, include independent insurance and reinsurance companies, subsidiaries or affiliates of established insurance companies, reinsurance departments of certain commercial insurance companies and underwriting syndicates.

Trenwick America Re's market has two basic segments: reinsurers that primarily obtain their business directly from insurers and those that primarily obtain business through reinsurance intermediaries or brokers. Although Trenwick generally obtains all of its business through reinsurance intermediaries or brokers, and therefore, competes directly with other reinsurers that obtain their business in this way, it also competes indirectly with reinsurers who obtain business directly from primary insurers. Trenwick America Re's brokers must compete with direct reinsurers for business to be offered to Trenwick America Re. Trenwick International competes with international insurance and reinsurance companies that generally obtain their business through brokers.

Competition in the types of business which Trenwick underwrites is based on many factors. These factors include the perceived overall financial strength of the insurer or reinsurer, rates charged, other terms and conditions, agency ratings (including A.M. Best and Standard and Poor's), service offered, speed of service (including claims payment) and perceived technical ability and experience of staff. The number of jurisdictions in which an insurer or reinsurer is licensed or authorized to do business is also a factor.

The financial security of insurers and reinsurers has emerged as a key issue throughout the 1990's. To be accepted by clients, and by ceding companies and their brokers, insurers and reinsurers must demonstrate higher levels of financial security and solvency than were previously required. Transactions tend to have fewer and larger participants, which may negatively affect the availability of underwriting opportunities. However, Trenwick's management believes that the increased specialization of ceding companies will favor reinsurers such as Trenwick which possess technical underwriting and risk assessment skills. The alternative risk segment of the market has grown, thereby removing some premiums from the traditional property and casualty primary insurance market. Alternative risk mechanisms, which depend more heavily on reinsurance than the traditional companies they have replaced, have created new opportunities for specialized reinsurers.

Trenwick's management believes that the insurance and reinsurance industry, including the broker market, will continue to undergo further consolidation and that size and financial strength will continue to be significant factors in effective competition. Trenwick America Re's statutory surplus was $330,496,000 at December 31, 1998. Based on the most recent information prepared by the Reinsurance Association of America (RAA), this surplus placed Trenwick among the top sixteen ranked reinsurance companies and the top thirteen reinsurers in the U.S. broker market, as measured by policyholder surplus, of those companies reporting to the RAA. The RAA is an industry organization of professional property and casualty reinsurers which, among other things, compiles data on reinsurers and their reinsurance operations. Trenwick International has approximately $132,000,000 in statutory surplus.

Trenwick America Re is domiciled in Connecticut and is licensed, authorized or approved to write reinsurance in all 50 states and the District of Columbia. It is rated A+ (Superior) by A.M. Best Company and also holds an A+ (Good) Claims-Paying Ability Rating from Standard & Poor's Insurance Rating Services.

Trenwick International, domiciled in England, is authorized to write insurance in over 30 countries and participates in the London market for worldwide reinsurance. It is rated A (Excellent) by A.M. Best and also holds an A+ (Good) Standard & Poor's Claims-Paying Ability Rating.

CLAIMS ADMINISTRATION

Claims are managed by Trenwick's professional claims staff whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. In addition, the claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected brokers and ceding companies. In certain instances, a claims audit may be performed prior to assuming reinsurance business as part of a comprehensive risk evaluation process. For insurance business, Trenwick's claim staff uses their own judgement as well as advice from lawyers and loss adjusters where appropriate.

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

Trenwick uses a combination of actuarial methods to determine its IBNR reserves. These methods fall into two general categories: (1) methods by which ultimate claims are estimated based upon historical patterns of reported claim development experienced by Trenwick, as supplemented by reported industry data, and (2) methods in which the level of Trenwick's IBNR claim reserves are established based upon the IBNR claim reserves relative to earned premium of other reinsurers, applied by accident year, line of business and type of reinsurance (excess of loss versus quota share) written by Trenwick. Reserve methods implicitly recognize the effect of inflation and other factors affecting claims payments by taking into account changes in historical payment patterns, the volume of business written, and trends in claim frequency and severity as reflected in Trenwick's reported claim activity. Due to the inherent uncertainties of estimating insurance company claim reserves, actual claims and claims expenses may deviate, perhaps substantially, from estimates of Trenwick's reserves reflected in the consolidated financial statements. Management believes that its claim reserve methods are reasonable and prudent and that Trenwick's reserves for claims and claims expenses at December 31, 1998 are adequate.

Trenwick America Re's known exposure to environmental claims, including asbestos and pollution liability, is primarily associated with its participation in business written by its predecessor company between 1978 and 1983. Exposure to environmental claims on Trenwick America Re's business written since 1983 is generally limited by exclusions on its own reinsurance contracts and also by exclusions on policies issued by ceding companies. Casualty business written in 1983 and prior is not material to Trenwick's overall book of business. As of December 31, 1998 outstanding claims including incurred but not reported claims for environmental liability were approximately $8,400,000, approximately 1% of Trenwick America Re's total net outstanding reserves. Trenwick International has no known exposure to environmental claims. Under Trenwick's current interpretation of policy language, management does not believe that it has a material exposure to environmental claims that requires additional reserves beyond its current estimates.

The following table presents the development of Trenwick's net unpaid claims and claims expenses for 1988 through 1998. The top line of the table shows the net unpaid claims and claims expenses at the balance sheet date for each of the indicated years. This reflects the net estimated amounts of claims and claims expenses for claims arising in that year and in all prior years that are unpaid at the balance sheet date, including claims that had been incurred but not yet reported to Trenwick. The upper portion of the table shows the net cumulative subsequently paid amounts as of successive years with respect to that liability. The middle portion of the table shows the net re-estimated amount of the previously recorded net unpaid claims and claims expenses based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the net re-estimated liability at each December 31 is less (greater) than the prior net liability estimate. The net "Cumulative Redundancy (Deficiency)" depicted in the table for any particular calendar year represents the aggregate change in the initial net estimates over all subsequent calendar years.

The lower portion of the table presents a reconciliation of the net unpaid claims and claims expenses as of the end of the year with the related gross unpaid claims and claims expenses as of December 31, 1991 through 1998. Additionally, the table presents a reconciliation of the gross re-estimated unpaid claims and claims expenses as of the end of the latest re-estimation year, with separate disclosure of the related re-estimated reinsurance recoverable on unpaid claims and claims expenses. The "gross cumulative redundancy" depicted in the table for the calendar years 1991 through 1998 represents the aggregate change in the initial gross estimates over all subsequent calendar years.

                DEVELOPMENT OF UNPAID CLAIMS AND CLAIMS EXPENSES
                                 (in thousands)

                                             1998       1997        1996       1995       1994
                                             ----     ------      ------     --------   --------
Net unpaid claims and claims
 expenses, end of year                   $449,264    $379,351   $386,887     $327,001   $294,008

Cumulative amount of net
liability paid as of:

  One year later                                      104,718     94,197       46,860     61,804
  Two years later                                          --    162,565      110,289     81,417
  Three years later                                        --         --      149,810    121,133
  Four years later                                         --         --        --       142,485
  Five years later                                         --         --        --         --
  Six years later                                          --         --        --         --
  Seven years later                                        --         --        --         --
  Eight years later                                        --         --        --         --
  Nine years later                                         --         --        --         --
  Ten years later                                          --         --        --         --

Net liability re-estimated as of:

  One year later                                      372,176    381,521      322,562    291,943
  Two years later                                          --    374,336      317,199    279,561
  Three years later                                        --         --      308,700    274,283
  Four years later                                         --         --        --       265,041
  Five years later                                         --         --        --         --
  Six years later                                          --         --        --         --
  Seven years later                                        --         --        --         --
  Eight years later                                        --         --        --         --
  Nine years later                                         --         --        --         --
  Ten years later                                          --         --        --         --

Net cumulative redundancy
Amount of original liability*                           7,175     12,551       18,301     28,967

Percentage                                                 --         3%           6%        10%

Gross liability, end of year                          518,387    467,177      411,874    389,298

Reinsurance recoverable                               139,036     80,290       84,873     95,290

Net liability, end of year                            379,351    386,887      327,001    294,008

Gross re-estimated liability-latest                   510,703    456,134      393,467    338,577

Re-estimated recoverable-latest                       138,527     81,798       84,767     73,536

Net re-estimated liability-latest                     372,176    374,336      308,700    265,041

Gross cumulative redundancy                             7,685     11,043       18,407     50,721
                                     1993       1992       1991      1990          1989       1988
                                   --------   --------   --------  --------      ------    -------
Net unpaid claims and claims
 expenses, end of year             $268,091   $266,685   $258,774   $245,105   $214,391   $169,785

Cumulative amount of net
liability paid as of:

  One year later                     52,300     52,260     44,930     42,234     29,407     19,983
  Two years later                    90,382     93,312     80,725     77,183     60,888     34,855
  Three years later                  89,445    118,345    111,225    102,590     84,283     53,243
  Four years later                  112,119    111,174    127,431    124,129    101,597     67,132
  Five years later                  124,096    125,847    116,224    134,657    116,047     77,922
  Six years later                     --       133,502    127,130    122,089    124,465     87,397
  Seven years later                   --         --       132,194    129,100    110,656     93,109
  Eight years later                   --         --         --       132,888    115,017     78,032
  Nine years later                    --         --         --         --       117,364     81,381
  Ten years later                     --         --         --         --         --        83,229

Net liability re-estimated as of:

  One year later                    267,644    255,379    253,781    238,324    206,724    163,848
  Two years later                   263,473    255,379    243,488    233,565    199,864    154,646
  Three years later                 246,367    252,458    243,586    223,417    196,232    150,470
  Four years later                  241,478    236,009    241,600    224,171    188,052    145,457
  Five years later                  229,742    230,488    225,592    223,172    189,148    137,426
  Six years later                        --    222,094    217,852    213,327    188,884    137,818
  Seven years later                      --         --    208,701    205,179    180,619    138,255
  Eight years later                      --         --         --    199,948    176,778    133,192
  Nine years later                       --         --         --         --    172,846    130,422
  Ten years later                        --         --         --         --         --    128,595

Net cumulative redundancy
Amount of original liability*        38,349     44,591     50,073     45,157     41,545     41,190

Percentage                              14%        17%        19%        18%        19%        24%

Gross liability, end of year        354,582    351,897    332,503

Reinsurance recoverable              86,491     85,212     73,729

Net liability, end of year          268,091    266,685    258,774

Gross re-estimated liability-latest 293,805    288,040    266,406

Re-estimated recoverable-latest      64,063     65,946     57,705

Net re-estimated liability-latest   229,742    222,094    208,701

Gross cumulative redundancy          60,777     63,857     66,097

*Excludes Trenwick International's prior year claims in the amount of $5,381,000 acquired on date of purchase, February 27, 1998.

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

The trend depicted in the table indicates that net unpaid claims and claims expense liability at December 31, 1997 have developed redundantly due to Trenwick America Re's favorable development for claims occurring in accident years 1993 and prior, partially offset by adverse development in accident years 1994 through 1997. For further discussion of unpaid claims and claims expenses see Note 4 of Notes to the Consolidated Financial Statements of Trenwick.

REINSURANCE AND RETROCESSIONAL AGREEMENTS

Insurance and reinsurance companies enter into reinsurance and retrocessional agreements to reduce their net liability on individual risks, protection against catastrophic losses and maintenance of acceptable ratios. Trenwick America Re has various retrocessional facilities, all of which are on a treaty basis. These retrocessional facilities include one treaty for Trenwick America Re's facultative casualty reinsurance business, which applies on a risk or account basis, and two for its treaty property business, which protect it against multiple claims arising out of a single occurrence or event. As a result of these facilities, Trenwick America Re's maximum retention generally does not exceed $500,000 per occurrence on facultative business and $2,300,000 per occurrence on property catastrophe business. Since 1989, Trenwick America Re has purchased aggregated excess of loss ratio treaties from several reinsurers. These facilities provided Trenwick with a layer of protection against adverse results from its domestic casualty business in excess of specified loss ratios. Trenwick International, as customary with companies operating in the London market, buys large amounts of reinsurance. Reinsurance and retrocessional coverage is customized for each class of business. During 1998, following an increase in its share capital, Trenwick International increased its retention of business by reducing the amount of reinsurance it buys, principally proportional reinsurance treaties with its former parent.

Trenwick remains liable with respect to insurance and reinsurance ceded in the event that the insurer or retrocessionaire is unable to meet its obligations. All reinsurers and retrocessionaires must be formally approved by Trenwick America Re's and Trenwick International's Security Committee. The Security Committees re-evaluate the financial condition of Trenwick reinsurers and retrocessionaires at least annually. The evaluation process involves financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by Trenwick. Business may not be conducted with retrocessionaires who are not currently approved by the Security Committees.

Trenwick America Re's principal retrocessionaires domiciled in the United States are Zurich Reinsurance, Continental Casualty Company and Unum Life Insurance Company of America, which are rated A or better by A.M. Best Company. Trenwick America Re's principal retrocessionaires domiciled outside the United States are syndicates at Lloyds of London and Unionamerica Insurance Company, Limited.

Trenwick International has two principal retrocessionaires, Societe de Reassurance des Mutuelles Agricoles S.A., which is domiciled in France and SOREMA North America Reinsurance Company which is domiciled in the U.S. Both companies are rated A (Excellent) by A.M. Best Company. At December 31, 1998, Trenwick America Re and Trenwick International had no material uncollectible amounts due from its retrocessionaires.

INVESTMENTS
Trenwick America Re's investments comply with the insurance laws of the state of Connecticut, its domicile state, and of the other states in which it is licensed or authorized. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stock, real estate mortgages and real estate. Similarly, Trenwick International's investments comply with the insurance laws of the Financial Services Authority (FSA). These laws penalize high concentrations of riskier types of assets and high exposures to certain types of issuers. The Investment Committees of Trenwick's Boards of Directors oversee investments and set procedures and guidelines for investment strategy. Trenwick's internal staff manage these investments and utilize the services of investment advisers. Trenwick's investment strategy focuses on capital preservation and income predictability. This strategy also requires that the risks associated with these objectives are properly managed. Accordingly, Trenwick emphasizes investment grade debt investments. At December 31, 1998, 89% of Trenwick's domestic companies (Trenwick America) debt investments were rated Aa or better and none had a Moody's Investors Service quality rating less than A. In October 1998, securities with an estimated fair value of $4,390,000 had their ratings withdrawn by various Nationally Recognized Statistical Rating Organizations. The servicer of these securities, Commercial Financial Services, Inc., filed for protection under Chapter 11 of the Federal Bankruptcy Code in December 1998. At December 31, 1998, 100% of Trenwick International's debt investments were rated Aaa/P1 by Moody's Investors Service.

Trenwick's investment strategy permits an allocation for equity securities. At December 31, 1998, 5% of Trenwick's total investments and cash were invested in common and preferred equities of U.S. and United Kingdom corporations respectively. The primary risk associated with these securities is the exposure to daily market fluctuations.

Trenwick America invests in three types of structured securities, collateralized mortgage obligations (CMO), mortgage-backed securities not backed by U.S. government agencies (non-agency MBS) and asset-backed securities (ABS), each accounting for 10%, 11% and 4%, respectively, of Trenwick America's portfolio at December 31, 1998.

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

The asset-backed securities owned by Trenwick have primarily credit card and home equity receivables as collateral and are subject also to credit risk. These securities have less cash flow uncertainty than non-agency MBS and CMO issues, because the issuer has the ability to add in new collateral should the asset-backed security experience faster prepayments, or in the event of default on the underlying collateral. The asset-backed securities owned by Trenwick are rated A or better by various Nationally Recognized Statistical Rating Organizations, with the exception of the asset-backed securities serviced by Commercial Financial Services, Inc. for which ratings have been withdrawn.

Trenwick also invests in agency pass-through securities which account for 3% of Trenwick America's portfolio at December 31, 1998. As with CMOs, these securities are subject to prepayment risk.

Trenwick International holds debt securities and cash in a number of currencies. At December 31, 1998, approximately 81% of Trenwick International's debt securities and cash were held in U.K. sterling, 9% in U.S. dollars, 4% in German marks, and the remainder in eight other currencies.

The table below sets forth the distribution of Trenwick's investments at December 31, 1998 by type, maturity and quality rating.

                                   INVESTMENTS
                             (DOLLARS IN THOUSANDS)

                                                                       AVERAGE          ESTIMATED
                                                                       MATURITY           FAIR        AMORTIZED
                                                                       IN YEARS           VALUE          COST
                                                                       ---------       ----------      ---------
TYPE
U.S. government bonds                                                       4.4       $     68,668      $  64,831
Tax-exempt bonds(1)                                                         5.2            394,017        380,593
Mortgage-backed and asset-backed securities                                10.5            212,116        206,790
Debt securities issued by British government                                1.4             46,536         45,949
Debt securities issued by other foreign governments                          .5              8,241          8,163
Public utilities                                                            3.6              3,086          2,864
Corporate securities                                                        6.0             57,310         55,364
Redeemable preferred stocks                                                 3.6              2,048          2,000
Certificates of deposit                                                      .5            100,998        100,998
                                                                                        ----------      ---------
Total debt securities                                                       5.7            893,020        867,552
Equity securities                                                                           49,188         44,342
Cash and cash equivalents                                                   .1              63,003         63,003
                                                                                        ----------     ----------
Total investments and cash                                                              $1,005,211       $974,897
                                                                                        ==========       ========

MATURITY (DEBT SECURITIES)
Due in one year or less                                                      .4         $  146,008       $145,390
Due in one year through five years                                          2.8            417,662        406,249
Due after five years through ten years                                      7.6            207,440        197,655
Due after ten years                                                        19.1            121,910        118,258
                                                                                        ----------      ---------
     Total debt securities                                                  5.7         $  893,020       $867,552
                                                                                        ==========       ========

QUALITY (DEBT SECURITIES)
Aaa(2)-U.S. government bonds                                                             $  68,668      $  64,831
         Tax-exempt bonds                                                                  351,232        339,628
         Mortgage-backed and asset-backed securities                                       122,282        117,117
         Debt securities issued by British government                                       46,536         45,949
         Debt securities issued by other foreign governments                                 5,118          5,101
         Corporate securities                                                                7,118          6,785
                                                                                        ----------      ---------
                                                                                           600,954        579,411
                                                                                        ----------      ---------

Aa(2)-Tax-exempt bonds                                                                      40,620         38,898
        Mortgage-backed and asset-backed securities                                         50,377         48,559
        Corporate securities                                                                18,005         17,285
        Redeemable preferred stocks                                                          2,048          2,000
                                                                                        ----------      ---------
                                                                                           111,050        106,742
                                                                                        ----------      ---------

A(2)-Tax-exempt bonds                                                                        2,165          2,067
       Mortgage-backed securities                                                           35,067         34,360
       Debt securities issued by foreign governments                                         3,123          3,062
       Public utilities                                                                      3,086          2,864
       Corporate securities                                                                 32,187         31,294
                                                                                        ----------      ---------
                                                                                            75,628         73,647
                                                                                        ----------      ---------

P1(2)-Certificates of deposits                                                             100,998        100,998
                                                                                        ----------      ---------
       Withdrawn - Asset-backed securities                                                   4,390          6,754
                                                                                        ----------      ---------
       Total debt securities                                                              $893,020       $867,552
                                                                                        ==========      =========

(1) Tax-exempt bonds include $64,540,000 escrowed in U.S. Government Securities, $197,870,000 insured by Municipal Bond Investors Assurance Corporation, Financial Guaranty Insurance Company, AMBAC Indemnity Corporation, or Financial Security Assurance Corporation and $42,020,000 both escrowed and insured.

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

REGULATION

Trenwick and its domestic subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating Trenwick's financial integrity and solvency in its business transactions and operations. Trenwick International is subject to the regulatory authority of the United Kingdom Financial Services Authority (FSA). Many of the insurance statutes and regulations applicable to Trenwick's subsidiaries relate to reporting and enable regulators to closely monitor Trenwick's performance. Typical required reports include information concerning Trenwick's capital structure, ownership, financial condition, and general business operations.

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

RBC

The NAIC's initiative to establish minimum capital requirements, referred to as Risk Based Capital ("RBC"), for property and casualty companies was completed and adopted in 1993. This formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. The ratios calculated for Trenwick America Re exceeded all of the RBC trigger points at December 31, 1998. Trenwick believes its capital will continue to exceed these RBC capital and surplus requirements for the foreseeable future. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The regulation and supervision to which Trenwick America Re is subject relate primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of a reinsured, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the reinsureds, and ultimately, their policyholders rather than their security holders. Trenwick believes that it is in compliance with all such regulations.

Trenwick America Re is subject to regulation under the insurance statutes and insurance holding company statutes of various states, including Connecticut, its domicile. These laws and regulations vary from state to state, but generally require an insurance holding company, and insurers and reinsurers that are subsidiaries of an insurance holding company, to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations.

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

Effective January 1, 2001, the Connecticut Insurance Department will adopt the codification of Statutory Accounting Principles. The codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. Assuming Trenwick America Re adopted codification as of January 1, 1998, the effect of adoption would have been an increase in statutory net income of approximately $25,600,000 and a net increase to statutory surplus of approximately $27,600,000 as a result of recording a deferred tax benefit and a net deferred tax asset.

Dividends

Under the holding company structure, Trenwick is dependent upon the ability of its operating subsidiaries, Trenwick America Re and Trenwick International to transfer funds, principally in the form of cash dividends and tax reimbursements. The statutory limitation on dividends which can be paid, within any preceding twelve months, without prior approval of the Connecticut Insurance Commissioner, applicable to Trenwick America Re, is the greater of 10% of policyholder surplus at December 31 of the preceding year or 100% of net income for the twelve month period ending December 31 of the preceding year, but shall not include pro rata distributions of any class of Trenwick America Re's own securities, both determined in accordance with statutory accounting practices. The amount of dividends or other distributions that could be paid by Trenwick America Re without prior approval as of December 31, 1998 was $40,930,000. During 1998, 1997 and 1996, Trenwick America Re paid dividends of $30,100,000, $8,250,000 and $4,100,000, respectively.

Under the applicable laws of the United Kingdom, Trenwick International may make shareholder distributions only from accumulated realized profits, net of accumulated realized losses. In addition, under the U.K. Insurance Companies Act, Trenwick International is not permitted to make any distribution that would reduce its net assets below the minimum margin of solvency required by law. The FSA promulgates rules for determining the required margin of solvency which is approximately $11,451,000 as of December 31, 1998. The Company must also notify the FSA of any proposal to declare or pay a dividend on any of its share capital.

Investment Limitations

Connecticut laws and regulations govern the types and amounts of investments which are permissible for a Connecticut insurer or reinsurer, including Trenwick America Re. These rules are designated to ensure the safety and liquidity of the insurer's investment portfolio. In general, these rules permit a Connecticut insurer to purchase only investments which are interest bearing, interest accruing, entitled to dividends or otherwise income earning and not then in default in any respect, and the insurer must be entitled to receive for its exclusive account and benefit the interest or income accruing thereon. No security or investment is eligible for purchase at a price above its fair value or market value. In addition, these rules require investments by Trenwick to be diversified. The Financial Services Authority governs the types and amounts of investments which are permissible for insurers in the United Kingdom, including Trenwick International. These laws penalize high concentrations of riskier types of assets and high exposures to certain types of issuers. Trenwick believes that it is in compliance with all applicable investment laws.

EMPLOYEES

At December 31, 1998, Trenwick employed a total of 68 and 79 persons in its domestic and international operations, respectively. Trenwick has no employees represented by a labor union and believes that its employee relations are good.

ITEM 2.  PROPERTIES

Trenwick's corporate headquarters and Trenwick America Re's offices are located in approximately 46,000 total square feet of leased office space at One Canterbury Green, Stamford, Connecticut. Trenwick International leases office space in London, England and Paris, France. See Note 7 of Notes to the Consolidated Financial Statements of Trenwick.

ITEM 3.  LEGAL PROCEEDINGS

Trenwick is party to various legal proceedings generally arising in the normal course of its business. Trenwick does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or business. Trenwick's subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their business. Pursuant to Trenwick's insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trenwick Common Stock is listed on the NASDAQ National Market System under the ticker symbol TREN. For the periods presented below, the high and low sales price and closing prices of the common stock as reported by the NASDAQ were as follows:

                                                    1998                      1997                      1996
                                                    ----                      ----                      ----
High                December 31                    34.50                    38.75                      35.83
                    September 30                   39.50                    39.50                      36.17
                    June 30                        41.75                    39.63                      35.67
                    March 31                       38.00                    34.00                      37.83

Low                 December 31                    27.31                    34.00                      30.67
                    September 30                   28.00                    34.75                      32.50
                    June 30                        35.50                    31.83                      30.67
                    March 31                       33.75                    30.67                      33.50

Close               December 31                    32.63                    37.63                      30.83
                    September 30                   29.13                    37.75                      34.50
                    June 30                        38.84                    37.50                      33.33
                    March 31                       37.50                    33.00                      34.00

There were 112 holders of record and in excess of 1000 beneficial owners of Common Stock as of February 28, 1999.

For a description of restrictions on Trenwick's ability to pay dividends, reference is made to Item 1, Business Regulation, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8, Note 11 of Notes to the Consolidated Financial Statements of Trenwick.

ITEM 6.  SELECTED FINANCIAL DATA

                                                       1998             1997               1996              1995              1994
                                                       ----             ----               ----              ----              ----
                                                                        (in thousands except per share data)
INCOME STATEMENT DATA

Net premiums written                             $  250,219        $  195,230        $  226,364        $  197,162        $  139,635
                                                 ==========        ==========        ==========        ==========        ==========

Net premiums earned                              $  245,561        $  190,156        $  211,069        $  177,394        $  132,683

Net investment income                                56,316            48,402            41,226            36,828            33,932

Net realized investment gains (losses)                9,016             2,304               299               368              (196)

Other income                                            421                10              --                --                --
                                                 ----------        ----------        ----------        ----------        ----------

Total revenues                                   $  311,314        $  240,872        $  252,594        $  214,590        $  166,419
                                                 ==========        ==========        ==========        ==========        ==========

Net income                                       $   34,792        $   35,252        $   33,848        $   29,841        $   20,282
                                                 ==========        ==========        ==========        ==========        ==========

PER SHARE DATA

Basic earnings

     Income before extraordinary item            $     2.99        $     3.12        $     3.40        $     3.09        $     2.10
                                                 ==========        ==========        ==========        ==========        ==========

     Net income                                  $     2.99        $     3.03        $     3.40        $     3.09        $     2.10
                                                 ==========        ==========        ==========        ==========        ==========

  Weighted average shares outstanding                11,657            11,645             9,959             9,674             9,638
                                                 ==========        ==========        ==========        ==========        ==========

Diluted earnings

     Income before extraordinary item            $     2.95        $     3.01        $     2.85        $     2.59        $     1.88
                                                 ==========        ==========        ==========        ==========        ==========

     Net income                                  $     2.95        $     3.01        $     2.85        $     2.59        $     1.88
                                                 ==========        ==========        ==========        ==========        ==========

  Weighted average shares outstanding                11,779            12,265            13,352            13,149            13,056
                                                 ==========        ==========        ==========        ==========        ==========

Dividends                                        $     1.00        $      .97        $      .83        $      .75        $      .67
                                                 ==========        ==========        ==========        ==========        ==========

BALANCE SHEET DATA

Investments and cash                             $1,005,211        $  864,324        $  754,210        $  653,704        $  551,784

Total assets                                      1,392,261         1,085,956           920,804           820,930           727,245

Unpaid claims and claims expenses                   682,428           518,387           467,177           411,874           389,298

6.7% senior notes due 2003                           75,000              --                --                --                --

Convertible debentures                                 --                --             103,500           103,500           103,500

Company obligated mandatorily
   redeemable preferred capital
   securities of subsidiary trust holding
   solely junior subordinated debentures
   of Trenwick                                      110,000           110,000              --                --                --

Common stockholders' equity                         348,029           357,649           265,753           240,776           188,213

Shares of common stock outstanding                   11,051            11,951            10,088             9,886             9,660

Book value per share                             $    31.49        $    29.93        $    26.34        $    24.36        $    19.48

Amounts for 1998 reflect the results of Trenwick International, accounted for as a purchase, from February 27, 1998, date of acquisition.

All share and per share information reflects a 3 for 2 stock split, paid on April 15, 1997.

The earnings per share amounts have been restated to comply with the accounting standard, "Earnings per Share".

CERTAIN GAAP FINANCIAL RATIOS

                                                   1998              1997              1996              1995              1994
                                                   ----              ----              ----              ----              ----
Combined ratio                                    102.3%             96.5%             95.8%             95.6%            103.2%

Net premiums written to surplus ratio            0.77:1            0.55:1            0.85:1            0.82:1            0.74:1

Unpaid claims and claims expenses
 to surplus ratio                                1.96:1            1.45:1            1.76:1            1.71:1            2.07:1

The other information called for by this item can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item can be found in Trenwick's 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information called for by this item can be found in Trenwick's 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item can be found in Trenwick's 1998 Annual Report to Stockholders immediately following the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the items included in Item 14(a) of this report, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Incorporated by reference to the captions "Board of Directors", "Management", and "Executive Compensation" in the Proxy Statement for the Annual Meeting in 1999 ("Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the caption "Principal Stockholders" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the caption "Election of Directors" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       Documents

(1) & (2) The Financial Statements, Schedules and the Report of Independent Accountants on the Financial Statement Schedules, listed in the accompanying index on Page 26, are filed as part of this Report.

(3)       Exhibits

          3.1 Restated Certificate of Incorporation of Trenwick Group Inc. with Certificates of Amendment thereto. Incorporated by reference to Exhibit 3.1 to Trenwick's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-14737.

          3.2     (a)      Certificate of Elimination amending Trenwick's
                           Restated Certificate of Incorporation to eliminate all reference to Series A Junior Participating
                           Preferred Stock. Incorporated by reference to Exhibit
                           3.1(a) to Trenwick's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No.
                           0-14737.

                  (b) Certificate of Designation amending the Restated Certificate of Incorporation of Trenwick Group Inc. to create Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2(b) to Trenwick's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-14737.

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

        4.3 Indenture dated as of March 27, 1998 between Trenwick and The First National Bank of Chicago, as Trustee, with respect to Trenwick's $75 million principal amount of 6.7% Senior Notes due April 1, 2003, incorporated by reference to Exhibit 4.2 to Trenwick's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 0-14737.

       +10.1 Trenwick 1989 Stock Plan, as amended through August 3, 1993. Incorporated by reference to Exhibit 10.8 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

        10.2 Trenwick 1993 Stock Option Plan, as amended through May 21, 1998. Incorporated by reference to Appendix A to Trenwick's Proxy Statement for the 1998 Annual Meeting of Stockholders, File No. 0-14737.

        10.3 Trenwick 1993 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.2 to Trenwick's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 0-14737.

        10.4 Trenwick Unfunded Supplemental Executive Retirement Plan, as amended through December 14, 1993. Incorporated by reference to
                Exhibit 10.14 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

        10.5    Leased Automobile Policy for executive officers.

        10.6 Description of life insurance and long-term disability insurance coverage for executive officers. Incorporated by reference to
                Exhibit 10.16 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

        10.7 Trenwick Directors Deferred Compensation Plan. Incorporated by reference to Exhibit 10.17 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

        10.8 Description of Trenwick Directors Retirement Plan. Incorporated by reference to Exhibit 10.18 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

        10.9 Declaration of Trust dated December 10, 1996, as amended through September 9, 1997, establishing a retirement plan for certain employees of Trenwick Management Services Limited.

        10.10 Office lease between Trenwick and EOP-Canterbury Green, L.L.C. dated as of January 29, 1998, with respect to office space in Stamford, Connecticut. Incorporated by reference to Exhibit
                10.16 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14737.


+ As required by Item 14, each of Exhibits 10.1 through 10.9 is hereby identified as a management contract or compensatory plan or arrangement.

        10.11 First amendment dated as of March 31, 1998, to office lease between Trenwick and EOP-Canterbury Green L.L.C. dated January 29, 1998.

        10.12 Underlease between Wereldhave Property Corporation PLC and predecessors of Trenwick Management Services Limited dated May 22, 1991, with respect to office space in London, England.

        10.13 Aggregate Excess of Loss Reinsurance Agreement between Trenwick and National Indemnity Company dated December 31, 1984 and amendment thereto. Incorporated by reference to Exhibit 10.29 to Trenwick's registration statement on Form S-1, File No. 33-5085.

        10.14 Automobile Liability First Excess of Loss/Quota Share Reinsurance Agreement between Trenwick and the Canal Insurance Company/Canal Indemnity Company. Incorporated by reference to Exhibits 10.40 to Amendment No. 1 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission on December 8, 1992, File No. 0-14737.

        10.15 Interests and Liabilities Agreement between Trenwick and Kemper Reinsurance Group and participants thereon. Incorporated by reference to Exhibits 10.41 to Amendment No. 1 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission on December 8, 1992, File No. 0-14737.

        10.16 Property Pro Rata Retrocessional Agreement between PXRE Reinsurance Company and Trenwick. Incorporated by reference to
                Exhibit 10.24 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-14737.

        10.17 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York. Incorporated by reference to Exhibit 10.28 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-14737.

        10.18 1995 First Facultative Casualty Excess of Loss Reinsurance Agreement between Trenwick and numerous reinsurers. Incorporated by reference to Exhibit 10.3 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-14737.

        10.19 1996 First Facultative Casualty Excess of Loss Reinsurance Agreement between Trenwick and numerous reinsurers. Incorporated by reference to Exhibit 10.31 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-14737.

        10.20 1996 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.32 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-14737.

        10.21 First Layer Property Catastrophe Excess of Loss Agreement with Trenwick and several reinsurers. Incorporated by reference to
                Exhibit 10.28 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14737.

        10.22 Special Catastrophe Excess of Loss Retrocessional Agreement between Trenwick and several reinsurers. Incorporated by reference to Exhibit 10.29 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14737.

        10.23 First and Second Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.31 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14737.

        10.24 First Casualty Retrocessional Excess of Loss Reinsurance Agreement between Trenwick and several reinsurers. Incorporated by reference to Exhibit 10.32 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14737.

        10.25 Reverse Franchise Catastrophe Excess of Loss Reinsurance Agreement between Trenwick and several reinsurers. Incorporated by reference to Exhibit 10.33 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-14737.

        10.26 Catastrophe Excess of Loss Reinsurance Agreement between Trenwick and several reinsurers.

        10.27 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York and National Union.

        10.28 Quota Share Reinsurance Agreement between Trenwick and Unistar Insurance Company.

        10.29 Fronting Quota Share Reinsurance Agreement between Trenwick and Unum Life Insurance Company.

        10.30 Fronting Quota Share Reinsurance Agreement between Trenwick and American Accident Reinsurance Group.

        12.0    Computation of Ratios.

        13.0 Excerpts from Trenwick's 1998 Annual Report to Stockholders expressly incorporated by reference in this Form 10-K.

        21.0    List of Subsidiaries.

        23.0    Consent of PricewaterhouseCoopers LLP.

        27.0    Financial Data Schedule.

(b)     Reports on Form 8-K
                None

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TRENWICK GROUP INC.
                                  (Registrant)


                            By /s/ JAMES F. BILLETT, JR.
                              --------------------------
                              James F. Billett, Jr.
                             Chairman, President and
                             Chief Executive Officer

Dated:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                   Date
---------                               -----                                   ----

 /s/ JAMES F. BILLETT, JR.              Chairman of the Board,                  March 31, 1999
------------------------------          President and Chief
     James F. Billett, Jr.              Executive Officer and
                                        Director (Principal
                                        Executive Officer)



 /s/ ALAN L. HUNTE                      Vice President and                      March 31, 1999
-------------------------------         Treasurer (Principal
     Alan L. Hunte                      Financial Officer and
                                        Accounting Officer)



 /s/ ANTHONY S. BROWN                   Director                                March 31, 1999
-------------------------------
     Anthony S. Brown

 /s/ NEIL DUNN                         Director                                March 31, 1999
-------------------------------
     Neil Dunn


 /s/ W. MARSTON BECKER                 Director                                March 31, 1999
-------------------------------
     W. Marston Becker


 /s/ P. ANTHONY JACOBS                 Director                                March 31, 1999
-------------------------------
     P. Anthony Jacobs


 /s/ JOSEPH D. SARGENT                 Director                                March 31, 1999
-------------------------------
     Joseph D. Sargent


 /s/ FREDERICK D. WATKINS              Director                                March 31, 1999
-------------------------------
     Frederick D. Watkins


 /s/ STEPHEN R. WILCOX                 Director                                March 31, 1999
-------------------------------
     Stephen R. Wilcox

                      TRENWICK GROUP INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                  Pages
                                                                                                  -----
Financial Statements:

  Report of Independent Accountants
  on Consolidated Financial Statements...........................................................    *

Consolidated Balance Sheet at December 31, 1998 and 1997 ........................................    *

  Consolidated Statement of Income and Comprehensive Income
       for the years ended December 31, 1998, 1997 and 1996......................................    *

  Consolidated Statement of Changes in Stockholders' Equity
       for the years ended December 31, 1998, 1997 and 1996......................................    *

  Consolidated Statement of Cash Flows
       for the years ended December 31, 1998, 1997 and 1996......................................    *

  Notes to Consolidated Financial Statements.....................................................    *



Financial Statement Schedules:

     II   -   Condensed Financial Information of Registrant .....................................S-1-S-3

     III  -   Supplementary Insurance Information ...............................................   S-4

Report of Independent Accountants on Financial Statement
     Schedules ..................................................................................   S-5

*    Incorporated by reference to Trenwick's 1998 Annual Report to Stockholders.


Schedules other than those listed above are omitted since they are either not required or are not applicable or the information required is presented in the consolidated financial statements, including the notes thereto.

                      TRENWICK GROUP INC. AND SUBSIDIARIES
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               TRENWICK GROUP INC.
                                  BALANCE SHEET
                              (Parent company only)


                                                                                              December 31,
                                                                                       -------------------------
                                                                                         1998              1997
                                                                                         ----              ----
                                                                                              (in thousands)
Assets:

     Investments in consolidated subsidiaries                                          $532,069         $389,604
     Debt securities available for sale
       at fair value (amortized cost:  $71,652)                                               -           72,032
     Cash and cash equivalents                                                              523            5,108
     Due from consolidated subsidiaries                                                   4,287            6,211
     Deferred debt issuance costs                                                         2,463            1,681
     Accrued investment income                                                              125              607
     Net deferred income taxes                                                            4,198                -
     Goodwill                                                                             1,605                -
     Other assets                                                                             9                8
                                                                                       --------         --------
     Total assets                                                                      $545,279         $475,251
                                                                                       ========         ========

Liabilities:
     6.70% Senior notes due 2003                                                      $  75,000                -
     Junior subordinated debentures                                                     113,403         $113,403
     Due to consolidated subsidiaries                                                     2,700                -
     Accrued interest expense                                                             5,424            4,168
     Net deferred income taxes                                                                -               14
     Other liabilities                                                                      723               17
                                                                                       --------         --------

     Total liabilities                                                                  197,250          117,602

Stockholders' equity                                                                    348,029          357,649
                                                                                       --------         --------

     Total liabilities and stockholders' equity                                        $545,279         $475,251
                                                                                       ========         ========

                      TRENWICK GROUP INC. AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                               TRENWICK GROUP INC.
                               STATEMENT OF INCOME
                              (Parent Company only)


                                                                                 Year ended December 31,
                                                                      --------------------------------------------------
                                                                         1998              1997             1996
                                                                         ----              ----             ----
                                                                                      (in thousands)
Revenues:
Consolidated subsidiary dividends                                     $ 26,600             $  8,250             $  9,100
Net investment income                                                    1,500                4,974                1,000
Realized gains                                                             778                 --                   --
Other income                                                                12                 --                   --
                                                                      --------             --------             --------

      Total revenues                                                    28,890               13,224               10,100

Interest and operating expenses                                         13,983               10,090                6,504
                                                                      --------             --------             --------

Income before income taxes, equity in undistributed
   income of unconsolidated subsidiaries and extraordinary
   item                                                                 14,907                3,134                3,596
Income tax benefit                                                      (3,942)              (1,239)              (1,997)
                                                                      --------             --------             --------
Income before equity in undistributed income of
   consolidated subsidiaries and extraordinary item                     18,849                4,373                5,593
Equity in undistributed income of
   consolidated subsidiaries                                            15,943               31,916               28,255
                                                                      --------             --------             --------
Income before extraordinary loss on debt
   redemption                                                           34,792               36,289               33,848
Extraordinary loss on debt redemption,
  net of $558 income tax benefit                                          --                  1,037                 --
                                                                      --------             --------             --------

Net income                                                            $ 34,792             $ 35,252             $ 33,848
                                                                      ========             ========             ========

                      TRENWICK GROUP INC. AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                               TRENWICK GROUP INC.
                             STATEMENT OF CASH FLOWS
                              (Parent Company only)

                                                                                    Year ended December 31,
                                                                     -------------------------------------------------
                                                                          1998                1997                1996
                                                                          ----                ----                ----
                                                                                         (in thousands)
Cash flows from operating activities:
     Dividends and net investment income received                    $  28,548           $  12,642           $  10,537
     Interest and operating expenses paid                              (11,786)             (4,983)             (5,642)
     Income taxes received                                               5,035                 794               2,061
                                                                     ---------           ---------           ---------

     Cash provided by operating activities                              21,797               8,453               6,956
                                                                     ---------           ---------           ---------

Cash flows for investing activities:
     Purchases of debt securities                                      (16,637)            (72,932)               --
     Sales of debt securities                                           88,190                --                  --
     Maturities of debt securities                                         911              16,050                --
     Investment in subsidiaries                                       (130,582)             (3,403)               --
                                                                     ---------           ---------           ---------

     Cash used for investing activities                                (58,118)            (60,285)               --
                                                                     ---------           ---------           ---------

Cash flows for financing activities:
     Issuance of senior notes                                           75,000                --                  --
     Issuance of junior subordinated debentures                           --               113,403                --
     Issuance costs of senior notes and  securities capital               (922)             (1,669)               --
     Redemption of convertible debentures                                 --               (46,997)               --
     Issuance of common stock                                            1,536                 956               4,001
     Repurchase of common stock                                        (34,880)               (171)             (1,031)
     Dividends paid                                                    (11,698)            (11,546)             (8,285)
     Intercompany loans                                                  2,700                --                  --
                                                                     ---------           ---------           ---------

     Cash provided by (used for) financing activities                   31,736              53,976              (5,315)
                                                                     ---------           ---------           ---------

Change in cash and cash equivalents                                     (4,585)              2,144               1,641

Cash and cash equivalents, beginning of year                             5,108               2,964               1,323
                                                                     ---------           ---------           ---------

Cash and cash equivalents, end of year                               $     523           $   5,108           $   2,964
                                                                     =========           =========           =========

                      TRENWICK GROUP, INC. AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                                                            1998             1997           1996
                                                                            ----             ----           ----
Deferred policy acquisition costs           Domestic                    $ 21,023         $ 22,524       $ 21,805
                                            International                 14,238                -              -
                                                                        --------         --------       --------
                                                                          35,261           22,524         21,805
                                                                        --------         --------       --------

Unpaid claims and claim                     Domestic                     546,292          518,387        467,177
   expenses                                 International                136,136                -              -
                                                                         -------         --------        -------
                                                                         682,428          518,387        467,177
                                                                         -------         --------        -------

Unearned premium income                     Domestic                      75,206           87,020         71,448
                                            International                 76,845                -              -
                                                                        --------         --------       --------
                                                                         152,051           87,020         71,448
                                                                        --------        ---------       --------

Net premiums earned                         Domestic                     174,443          190,156        211,069
                                            International                 71,118                -              -
                                                                        --------         --------       --------
                                                                         245,561          190,156        211,069
                                                                        --------         --------       --------

Net investment income                       Domestic                      44,490           43,692         40,215
                                            International                 10,614                -              -
                                            Unallocated                    1,212            4,710          1,011
                                                                        --------         --------       --------
                                                                          56,316           48,402         41,226
                                                                        --------       ----------       --------

Claims and claims expenses                  Domestic                     105,478          109,554        129,316
   incurred                                 International                 47,657                -              -
                                                                        --------         --------       --------
                                                                         153,135          109,554        129,316
                                                                        --------         --------       --------

Policy acquisition costs                    Domestic                      58,310           58,549         58,757
                                            International                 15,887                -              -
                                                                        --------         --------       --------
                                                                          74,197           58,549         58,757
                                                                        --------         --------       --------

Underwriting expenses                       Domestic                      13,822           15,425         14,190
                                            International                 10,006                -              -
                                                                        --------         --------       --------
                                                                          23,828           15,425         14,190
                                                                        --------         --------       --------

Net premiums written                        Domestic                     169,112          195,230        226,364
                                            International                 81,107                -              -
                                                                        --------         --------       --------
                                                                         250,219          195,230        226,364
                                                                        --------         --------       --------

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
Trenwick Group Inc.


Our audits of the consolidated financial statements referred to in our report dated February 3, 1999, appearing on Page 53 of this 1998 Annual Report to Stockholders of Trenwick Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers  LLP

New York, New York
February 3, 1999