Form 10-Q
period 1999-03-31
TRENWICK GROUP INC
filed 1999-05-17
CIK 787952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period _____________________ to _____________________.

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

YES X   NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

           Class                                   Outstanding at April 30, 1999
           -----                                   -----------------------------
Common Stock, $.10 par value                                10,630,510

                               TRENWICK GROUP INC.

                                      INDEX


                                                                           Page
PART I. Financial Information                                             Number

Consolidated Balance Sheet
  March 31, 1999 and December 31, 1998                                      3

Consolidated Statement of Income and Comprehensive Income
  Three Months Ended March 31, 1999 and 1998                                4

Consolidated Statement of Changes in Common Stockholders' Equity
  Three Months Ended March 31, 1999 and 1998                                5

Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1999 and 1998                                6

Notes to Consolidated Financial Statements                                 7-8

Management's Discussion and Analysis                                      9-12
  of Financial Condition and Results of Operations


PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                   13

Signatures                                                                 14

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                   March 31,       December 31,
                                                                     1999             1998
                                                                  -----------      -----------
                                                                     (dollars in thousands)
          Assets

Securities available for sale at fair value:
 Debt securities (amortized cost: $850,973 and $867,552)          $   871,069      $   893,020
 Equity securities (cost: $55,808 and $44,342)                         57,591           49,188
Cash and cash equivalents                                              49,727           63,003
                                                                  -----------      -----------
     Total investments and cash                                       978,387        1,005,211

Accrued investment income                                              14,948           15,974
Receivables from ceding insurers                                      144,278          138,550
Reinsurance recoverable balances, net                                 153,041          140,173
Prepaid reinsurance premiums                                           23,220           22,632
Deferred policy acquisition costs                                      41,659           35,261
Net deferred income taxes                                              18,108           14,101
Other assets                                                           20,193           20,359
                                                                  -----------      -----------
     Total assets                                                 $ 1,393,834      $ 1,392,261
                                                                  ===========      ===========
Liabilities and Stockholders' Equity

Liabilities:
 Unpaid claims and claims expenses                                $   678,412      $   682,428
 Unearned premium income                                              172,551          152,051
 6.7% senior notes due 2003                                            75,000           75,000
 Other liabilities                                                     26,789           24,753
                                                                  -----------      -----------
     Total liabilities                                                952,752          934,232
                                                                  -----------      -----------
Company-obligated mandatorily redeemable preferred
 capital securities of subsidiary trust holding solely junior
 subordinated debentures of Trenwick Group Inc.                       110,000          110,000
                                                                  -----------      -----------
Common stockholders' equity:
 Common stock, $.10 par value, 30,000,000 shares
  authorized; 10,630,510 and 11,051,394 shares outstanding              1,063            1,105
 Additional paid-in capital                                           111,749          124,180
 Deferred compensation under stock award plan                          (4,580)          (2,905)
 Retained earnings                                                    211,633          206,312
 Accumulated other comprehensive income                                11,217           19,337
                                                                  -----------      -----------
     Total common stockholders' equity                                331,082          348,029
                                                                  -----------      -----------
     Total liabilities and stockholders' equity                   $ 1,393,834      $ 1,392,261
                                                                  ===========      ===========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF INCOME AND
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                  March 31,
                                                            ----------------------
                                                              1999          1998
                                                            --------      --------
                                                      (in thousands except per share data)
Revenues:
 Net premiums earned                                        $ 58,968      $ 45,824
 Net investment income                                        13,823        12,384
 Net realized investment gains                                 2,506           720
 Other income                                                    254            12
                                                            --------      --------
      Total revenues                                          75,551        58,940
                                                            --------      --------

Expenses:
 Claims and claims expenses incurred                          37,976        26,505
 Policy acquisition costs                                     16,407        15,158
 Underwriting expenses                                         5,805         3,456
 General and administrative expenses                           1,201           824
 Interest expense                                              1,352            58
 Minority interest in subsidiary trust                         2,425         2,426
                                                            --------      --------

      Total expenses                                          65,166        48,427
                                                            --------      --------

Income before income taxes                                    10,385        10,513
Income taxes                                                   2,280         1,268
                                                            --------      --------
Net income                                                  $  8,105      $  9,245
                                                            ========      ========

BASIC EARNINGS PER SHARE                                    $    .75      $    .78
                                                            ========      ========
DILUTED EARNINGS PER SHARE                                  $    .74      $    .77
                                                            ========      ========
DIVIDENDS PER COMMON SHARE                                  $    .26      $    .25
                                                            ========      ========
Comprehensive income (loss):
Net Income                                                  $  8,105      $  9,245
Other comprehensive income (loss):
   Unrealized investment gains, net of income taxes           (3,836)        1,325
   Realized investment gains, net of income taxes,
   included in net income                                     (1,629)         (468)
   Foreign currency translation adjustment,
   net of income taxes                                        (2,655)           --
                                                            --------      --------
     Total other comprehensive income (loss)                  (8,120)          857
                                                            --------      --------
Comprehensive income (loss)                                 $    (15)     $ 10,102
                                                            ========      ========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                                          March 31,
                                                                  ------------------------
                                                                    1999           1998
                                                                  ---------      ---------
                                                                   (dollars in thousands)
Common stockholders' equity, beginning of year                    $ 348,029      $ 357,649

Common stock, $.10 par value, and additional paid-in capital:

Exercise of employer stock options
 (22,500 shares)                                                         --            328
Income tax (expense)/benefit from compensation
 deductions                                                             (16)           207
Restricted common stock awarded
 (65,985 and 82,889 shares)                                           1,914          2,952
Common stock purchased and retired
 (486,869 and 4,250 shares)                                         (14,371)          (150)

Deferred compensation under stock award plan:

 Restricted common stock awarded                                     (1,914)        (2,952)
 Compensation expense recognized                                        239            121

Retained earnings:

 Net income                                                           8,105          9,245
 Cash dividends ($.26 and $.25)                                      (2,784)        (3,013)

Accumulated other comprehensive income:

 Other comprehensive income (loss)                                   (8,120)           857
                                                                  ---------      ---------

Common stockholders' equity, end of period                        $ 331,082      $ 365,244
                                                                  =========      =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                            Three Months Ended
                                                                 March 31,
                                                          ------------------------
                                                            1999           1998
                                                          ---------      ---------
                                                               (in thousands)
Cash flows from operating activities:
 Premiums collected                                       $  71,582      $  50,480
 Ceded premiums paid                                        (12,825)       (10,331)
 Claims and claims expenses paid                            (63,707)       (30,693)
 Claims and claims expenses recovered                         5,075            521
 Underwriting expenses paid                                  (5,715)        (5,474)
                                                          ---------      ---------

 Cash provided by (used for) underwriting activities         (5,590)         4,503
 Net investment income received                              16,001         13,023
 Interest expense and subsidiary trust dividends paid        (4,903)        (4,851)
 Income taxes recovered (paid)                                2,507         (1,044)
 General and administrative expense                          (1,201)            --
 Other income received                                           63             10
                                                          ---------      ---------
    Cash provided by operating activities                     6,877         11,641
                                                          ---------      ---------
Cash flows for investing activities:
 Purchases of debt securities                              (210,677)       (26,064)
 Sales of debt securities                                    60,553         62,410
 Maturities of debt securities                              156,894         15,367
 Purchases of equity securities                             (17,031)          (145)
 Sales of equity securities                                   9,708            102
 Investment in subsidiary, net of cash acquired                (171)       (39,536)
 Additions to premises and equipment                           (805)           (44)
                                                          ---------      ---------
    Cash provided by (used for) investing activities         (1,529)        12,090
                                                          ---------      ---------
Cash flows for financing activities:
  Repurchase of common stock                                (14,924)          (150)
  Dividends paid                                             (2,784)        (3,013)
  Issuance costs of senior notes                                 (2)          (565)
  Issuance of senior notes                                       --         75,000
  Issuance of common stock                                       --            328
                                                          ---------      ---------
    Cash provided by (used for) financing activities        (17,710)        71,600
                                                          ---------      ---------
    Effect of exchange rate on cash                            (914)            --

Change in cash and cash equivalents                         (13,276)        95,331

Cash and cash equivalents, beginning of period               63,003         12,847
                                                          ---------      ---------
Cash and cash equivalents, end of period                  $  49,727      $ 108,178
                                                          =========      =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The interim consolidated financial statements included those of Trenwick Group Inc. and its subsidiaries and have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with prior periods. Certain items in the financial statements have been reclassified to conform with the 1999 presentation.

      Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The interim consolidated financial statements are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1998 audited financial statements and related notes.

      Acquisition of Trenwick International Limited

      Trenwick International's insurance operations were included in the Company's results beginning with the second quarter of 1998 following its acquisition by the Company on February 27, 1998. All assets and liabilities of Trenwick International were consolidated in the balance sheet at the date of acquisition.

      Reclassification

      Certain items in the financial statements have been reclassified to conform with the 1999 presentation.

2.    REINSURANCE

      Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and the frequency of large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written and premiums earned are as follows (in thousands):


                              Premiums Written             Premiums Earned
                             Three Months Ended           Three Months Ended
                                  March 31,                    March 31,
                          ------------------------     ------------------------
                            1999            1998         1999            1998
                          --------        --------     --------        --------
      Direct              $ 20,039        $     --     $ 16,916        $     --
      Assumed               85,514          61,529       65,592          64,426
      Ceded                (24,759)        (17,036)     (23,540)        (18,602)
                          --------        --------     --------        --------
      Net                 $ 80,794        $ 44,493     $ 58,968        $ 45,824
                          ========        ========     ========        ========

      The Company recorded ceded claims and claims expenses incurred of $26,594,000 for the three months ended March 31, 1999.

3.    STOCKHOLDERS' EQUITY

      Preferred Stock

      Trenwick has 2,000,000 shares of $.10 par value preferred stock authorized and none outstanding.

      Common Stock

      For the three months ended March 31, 1999, Trenwick awarded key employees an aggregate of 65,985 shares of common stock under the terms of the 1993 Stock Plan, valued at an average of $29.00 per share (approximately $1,914,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the period, 8,369 shares were repurchased at an average of $31.54 per share (approximately $264,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

      During the first quarter, Trenwick purchased 478,500 shares under its buyback plan at an average price of $29.48 per share. Trenwick has an authorization of 21,000 shares remaining under the current plan.



4.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                   Three Months Ended
                                                                        March 31,
                                                                   -------------------
                                                                    1999        1998
                                                                   -------     -------
      NET INCOME AVAILABLE TO COMMON STOCKHOLDERS:                 $ 8,105     $ 9,245
                                                                   =======     =======
      WEIGHTED AVERAGE SHARES OF COMMON
            STOCK OUTSTANDING:
      Weighted average shares outstanding (basic)                   10,777      11,933
      Weighted average shares issuable on exercise of
            employee stock options, net of assumed repurchases         111         139
                                                                   -------     -------
      Weighted average shares outstanding (diluted)                 10,888      12,072
                                                                   =======     =======
      PER SHARE AMOUNTS:
      Basic net income                                             $   .75     $   .78
                                                                   =======     =======
      Diluted net income                                           $   .74     $   .77
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

OPERATING RESULTS

Trenwick Group Inc. reported consolidated net income of $8.1 million or $.75 per share for the first quarter of 1999, compared to $9.2 million or $.78 per share for the first quarter of 1998. Net income per share on a diluted basis was $.74 for the first quarter of 1999 compared to $.77 for the first quarter of 1998. Operating income for the first quarter of 1999 was $6.5 million or $.60 per share for 1999 compared to $8.8 million or $.74 per share in 1998.

Net income for the first quarters of 1999 and 1998 includes after-tax realized investment gains of $1.6 million or $.15 per share and $468,000 or $.04 per share, respectively.

PREMIUMS

Trenwick's consolidated net premium writings in the first quarter of 1999 totaled $80.8 million compared to $44.5 million for the same period in 1998. This increase in premium writings reflects the inclusion of Trenwick International's business during this period. Trenwick International's insurance operating results were included in the Company's results beginning with the second quarter of 1998, following its acquisition by the Company on February 27, 1998.

Net premium writings from Trenwick America, the group's U.S. operations, amounted to $44.2 million in the quarter compared to $44.5 million for the same period last year. While the overall insurance and reinsurance market remains highly competitive, the rate of decline in net premium writings caused over the past several years by Trenwick's withdrawal from certain business has slowed. Net premium writings have been positively impacted by new business written during the past several quarters and growth in certain existing accounts.

Trenwick International reported net premium writings of $36.6 million in the first quarter of 1999. Although not reflected in Trenwick's comparative results, Trenwick International's net premium writings for the first quarter of 1998 were $25.8 million. This expected growth in premium volume resulted primarily from an increase in Trenwick International's increased capital base and, accordingly, its net retentions and expansion into new geographic markets previously limited by its former parent.

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

The following table sets forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the periods indicated:

                                                   Three Months Ended
                                                        March 31,
                                          --------------------------------------
                                                     1999                   1998
                                          ---------------------------      -----
                                          Group      Inter-    Domestic
                                                    national
                                          -----      -----      -----      -----
Claims and claims expense ratio            64.4%      69.9%      61.1%      57.9%
                                          -----      -----      -----      -----
Expense ratio:
Policy acquisition expense ratio           27.8       20.3       32.3       33.1
Underwriting expense ratio                  9.9       12.6        8.1        7.5
                                          -----      -----      -----      -----
Total expense ratio                        37.7       32.9       40.4       40.6
                                          -----      -----      -----      -----
Combined ratio                            102.1%     102.8%     101.5%      98.5%
                                          =====      =====      =====      =====

As indicated in the preceding table Trenwick's claims and claims expense ratio increased from 57.9% to 64.4% due in part to the inclusion of Trenwick International's underwriting results. Trenwick's claim and claims expense ratio for the first quarter of 1999 includes favorable reserve development of approximately $2.3 million compared to approximately $1.4 million of favorable reserve development for the same period in 1998.

The increase in Trenwick's domestic claims and claims expense ratio for the quarter resulted from higher loss ratios selected on its property business written during the quarter reflecting a change in the business mix. The Company wrote two large non-standard automobile treaty accounts. A significant portion of the premiums associated with these accounts represents automobile physical damage, a property line. Included in the claims and claims expense ratio is favorable reserve development of $770,000.

Due to different types of business underwritten by Trenwick International, underwriting results in that subsidiary reflect a higher claims and claims expense ratio than Trenwick's domestic business. Included in Trenwick International's claims and claims expense ratio is favorable reserve development of $1.5 million.

Trenwick's expense ratio decreased to 37.7% in the first quarter of 1999 from 40.6% in the same period last year. The increase is primarily due to the inclusion of Trenwick International. Due to the mix of business underwritten by Trenwick International, primarily insurance business, its policy acquisition ratio is lower, while its underwriting expense ratio is higher.

INVESTMENT INCOME

Trenwick's net investment income of $13.8 million in the first quarter of 1999 increased 12% compared to $12.4 million for the same period in 1998. Pre-tax yields on invested assets, excluding equity securities, averaged 6.1% in both 1999 and 1998. The increase in investment income is due to the continued growth in Trenwick's invested asset base resulting primarily from the acquisition of Trenwick International.

After-tax net investment income in the first quarter of 1999 was $10.2 million compared to $9.3 million for the comparative period in 1998. The effective income tax rate on net investment income for the quarter ended March 31, 1999 was approximately 25.9% versus 24.6% for the same period in 1998. The increase in the effective income tax rate is due to a higher effective tax rate associated with Trenwick International's investment income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, Trenwick's consolidated investments and cash totaled $978.4 million, as compared to $1.0 billion at December 31, 1998. The fair value of the Company's debt securities portfolio exceeded amortized cost of $851.0 million and $867.6 million by $20.1 million and $25.5 million at March 31, 1999 and December 31, 1998, respectively. At March 31, 1999 and at December 31, 1998, the fair value of the Company's equity securities exceeded cost of $55.8 million and $44.3 million by $1.8 million and $4.9 million, respectively.

Trenwick generally limits its investments in debt securities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. Trenwick closely monitors its below investment grade securities as well as the creditworthiness of the portfolio as a whole. When fair values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. In the first quarter of 1999, Trenwick wrote down the value of certain securities by $3.5 million.

As of March 31, 1999, Trenwick's common stockholders' equity totaled $331.1 million or $31.14 per share, as compared to $348.0 million or $31.49 per share at December 31, 1998. Since December 31, 1998, the unrealized appreciation of debt and equity investments decreased $5.5 million, net of tax, or $.51 per share. Consolidated stockholder's equity reflects the repurchase of 486,869 shares of Trenwick's common stock at an average price of $29.52 totaling approximately $14.4 million. Trenwick America's statutory surplus was $335.5 million as of March 31, 1999 compared to $330.5 million at December 31, 1998. Trenwick International's statutory surplus was $129.4 million as of March 31, 1999 compared to $131.9 million at December 31, 1998.

Cash flow from operations of $6.9 million in the first quarter of 1999 decreased approximately 41% compared to cash flow from operations of $11.6 million for the same period in 1998. The reduction in cash flow from operations of $4.8 million was due primarily to an expected increase in paid loss activity associated with Trenwick America.

Cash used by financing activities in the first quarter of 1999 was $17.7 million compared to cash provided by financing activities of $71.6 million in the first quarter of 1998. Cash used by financing activities included repurchases of common stock of approximately $14.9 million. Included in the same period last year were the proceeds from the issuance of $75 million principal amount of 6.7% senior notes.

Trenwick declared a first quarter dividend of $.26 per share in 1999, a 4% increase compared to $.25 in the first quarter of 1998.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Trenwick reviewed the change in its exposure to market risks since December 31, 1998. The components of Trenwick's holdings has not materially changed. Trenwick's risk management strategy and objectives have not materially changed. Trenwick believes that the potential for loss in each market risk sector described at year-end has not materially changed.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain statements made in this release that are not based on current or historical fact are forward-looking in nature including, without limitation, statements containing words "believes," "anticipates," "intends," "expects," "estimates," "predicts," and words of similar import. Such forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors that may cause actual results, performance, or achievements of Trenwick or its industry to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Trenwick has identified certain risk factors which could cause actual plans or results to differ substantially from those included in any forward-looking statements. These risk factors are discussed in Trenwick's 1998 audited financial statements and related notes and such discussion regarding risk factors should be read in conjunction with other cautionary statements that are included herein or elsewhere in the Company's filings with the SEC.

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


                                        TRENWICK GROUP INC.
                                        -----------------------------
                                           (Registrant)


Date: May 17, 1999                      JAMES F. BILLETT, JR.
                                        -----------------------------
                                        James F. Billett, Jr.
                                        Chairman, President and
                                        Chief Executive Officer


Date: May 17, 1999                      ALAN L. HUNTE
                                        -----------------------------
                                        Alan L. Hunte
                                        Vice President, Chief Financial Officer
                                        and Treasurer