Form 10-Q
period 1999-06-30
TRENWICK GROUP INC
filed 1999-08-16
CIK 787952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period                        to                   .
                                   -----------------------   ------------------
Commission file number 0-14737

                               TRENWICK GROUP INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               06-1152790
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            One Canterbury Green
           Stamford, Connecticut                                        06901
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (203) 353-5500

                                      None
                                     -----
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                     Class                   Outstanding at July 31, 1999
                     -----                   ----------------------------
          Common Stock, $.10 par value              10,630,510

                               TRENWICK GROUP INC.

                                      INDEX

                                                                                Page
PART I.  Financial Information                                                  Number
                                                                                ------
Consolidated Balance Sheets
  June 30, 1999 and December 31, 1998                                            3

Consolidated Statements of Income and Comprehensive Income
  Three and Six Months Ended June 30, 1999 and 1998                              4

Consolidated Statements of Changes in Common Stockholders' Equity
  Three and Six Months Ended June 30, 1999 and 1998                              5

Consolidated Statements of Cash Flows
  Six Months Ended June 30, 1999 and 1998                                        6

Notes to Consolidated Financial Statements                                      7-9

Management's Discussion and Analysis
  of Financial Condition and Results of Operations                              10-14


PART II.  Other Information

Item 4.    Submission of Matters to a Vote of Security Holders                  15

Item 6.    Exhibits and Reports on Form 8-K                                     15

Signatures                                                                      16

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         June 30,            December 31,
                                                                          1999                  1998
                                                                       -----------           -----------
                                                                            (dollars in thousands)
          Assets

Securities available for sale at fair value:
 Debt securities (amortized cost: $874,037 and $867,552)               $   876,747           $   893,020
 Equity securities (cost: $56,493 and $44,342)                              60,967                49,188
Cash and cash equivalents                                                   19,463                63,003
                                                                       -----------           -----------
     Total investments and cash                                            957,177             1,005,211

Accrued investment income                                                   16,001                15,974
Receivables from ceding insurers                                           152,777               138,550
Reinsurance recoverable balances, net                                      149,931               140,173
Prepaid reinsurance premiums                                                22,605                22,632
Deferred policy acquisition costs                                           44,179                35,261
Net deferred income taxes                                                   20,826                14,101
Other assets                                                                21,561                20,359
                                                                       -----------           -----------

     Total assets                                                      $ 1,385,057           $ 1,392,261
                                                                       ===========           ===========

Liabilities and common stockholders' Equity

Liabilities:
 Unpaid claims and claims expenses                                     $   666,101           $   682,428
 Unearned premium income                                                   181,658               152,051
 6.70% senior notes due 2003                                                75,000                75,000
 Other liabilities                                                          29,710                24,753
                                                                       -----------           -----------
     Total liabilities                                                     952,469               934,232
                                                                       -----------           -----------

Company-obligated mandatorily redeemable preferred
 capital securities of subsidiary trust holding solely junior
 subordinated debentures of Trenwick Group Inc.                            110,000               110,000
                                                                       -----------           -----------

Common stockholders' equity:
 Common stock, $.10 par value, 30,000,000 shares
  authorized; 10,630,510 and 11,051,394 shares outstanding                   1,063                 1,105
 Additional paid-in-capital                                                111,747               124,180
 Deferred compensation under stock award plan                               (4,297)               (2,905)
 Retained earnings                                                         214,532               206,312
 Accumulated other comprehensive income                                       (457)               19,337
                                                                       -----------           -----------

     Total common stockholders' equity                                     322,588               348,029
                                                                       -----------           -----------
     Total liabilities and common stockholders' equity                 $ 1,385,057           $ 1,392,261
                                                                       ===========           ===========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                            Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                       ---------------------------         ---------------------------
                                                         1999              1998              1999              1998
                                                       ---------         ---------         ---------         ---------
                                                                         (in thousands except per share data)
Revenues:
   Net premiums earned                                 $  66,071         $  70,964         $ 125,039         $ 116,788
   Net investment income                                  13,317            14,976            27,140            27,360
   Net realized investment gains                             523               540             3,029             1,260
   Other income (loss)                                      (141)              320               113               332
                                                       ---------         ---------         ---------         ---------
       Total revenues                                     79,770            86,800           155,321           145,740
                                                       ---------         ---------         ---------         ---------

Expenses:
   Claims and claims expenses incurred                    43,348            43,071            81,324            69,576
   Policy acquisition costs                               18,046            20,773            34,453            35,931
   Underwriting expenses                                   7,269             7,112            13,036            10,568
   Amortization of goodwill                                    5              --                  43              --
   General and administrative expenses                       961             1,025             2,162             1,849
   Interest expense                                        1,344             1,291             2,696             1,349
   Minority interest in subsidiary trust                   2,426             2,425             4,851             4,851
                                                       ---------         ---------         ---------         ---------

       Total expenses                                     73,399            75,697           138,565           124,124
                                                       ---------         ---------         ---------         ---------

Income before income taxes                                 6,371            11,103            16,756            21,616
Income taxes                                                 706             2,128             2,986             3,396
                                                       ---------         ---------         ---------         ---------
Net income                                             $   5,665         $   8,975         $  13,770         $  18,220
                                                       =========         =========         =========         =========

BASIC EARNINGS PER SHARE                               $     .54         $     .75         $    1.30         $    1.53
                                                       =========         =========         =========         =========

DILUTED EARNINGS PER SHARE                             $     .53         $     .74         $    1.28         $    1.51
                                                       =========         =========         =========         =========

DIVIDENDS PER COMMON SHARE                             $     .26         $     .25         $     .52         $     .50
                                                       =========         =========         =========         =========

Comprehensive income (loss):
Net Income                                             $   5,665         $   8,975         $  13,770         $  18,220
Other comprehensive income (loss):
   Unrealized investment gains (losses), net of
   income taxes                                           (9,215)            1,636           (13,051)            2,961
   Realized investment gains (losses), net of
   income taxes, included in net income                     (340)             (351)           (1,969)             (819)
   Foreign currency translation adjustment,
   net of income taxes                                    (2,119)               (1)           (4,774)               (1)
                                                       ---------         ---------         ---------         ---------
     Total other comprehensive income (loss)             (11,674)            1,284           (19,794)            2,141
                                                       ---------         ---------         ---------         ---------
Comprehensive income (loss)                            $  (6,009)        $  10,259         $  (6,024)        $  20,361
                                                       =========         =========         =========         =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                    June 30,
                                                                 -----------------------     -----------------------
                                                                    1999          1998          1999          1998
                                                                 ---------     ---------     ---------     ---------
                                                                                   (dollars in thousands)

Common stockholders' equity, beginning of period                 $ 331,082     $ 365,244     $ 348,029     $ 357,649
Common stock, $.10 par value, and additional paid-in-capital:

Exercise of employer stock options
  (4,500 and 27,000 shares)                                           --             132          --             460
Income tax (expense)/benefit from compensation deductions
Restricted common stock awarded                                         (2)         --             (18)          207
 (65,985 and 82,889 shares)
Common stock purchased and retired                                    --            --           1,914         2,952
 (486,869 and 4,250 shares)
                                                                      --            --         (14,371)         (150)
Deferred compensation under stock award plan:

Restricted common stock awarded
Compensation expense recognized                                       --            --          (1,914)       (2,952)
                                                                       283           153           522           274
Retained earnings:

Net income
Cash dividends ($.26, $.25, $.52 and $.50)                           5,665         8,975        13,770        18,220
                                                                    (2,766)       (3,014)       (5,550)       (6,027)
Accumulated other comprehensive income:

Other comprehensive income (loss)
                                                                   (11,674)        1,284       (19,794)        2,141
                                                                 ---------     ---------     ---------     ---------
Common stockholders' equity, end of period
                                                                 $ 322,588     $ 372,774     $ 322,588     $ 372,774
                                                                 =========     =========     =========     =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months Ended
                                                                       June 30,
                                                             ---------------------------
                                                               1999              1998
                                                             ---------         ---------
                                                                    (in thousands)

Cash flows from operating activities:
 Premiums collected                                          $ 135,275         $ 112,853
 Ceded premiums paid                                           (18,395)          (34,781)
 Claims and claims expenses paid                              (128,738)          (80,183)
 Claims and claims expenses recovered                           12 978             8,914
 Underwriting expenses paid                                    (15,727)          (12,542)
                                                             ---------         ---------

 Cash used for underwriting activities                         (14,607)           (5,739)
 Net investment income received                                 29,509            28,384
 Interest expense and subsidiary trust dividends paid           (7,428)           (4,809)
 Income taxes recovered (paid)                                   1,744            (6,443)
 General and administrative expense                             (2,162)           (1,849)
 Other income received                                             116                11
                                                             ---------         ---------

    Cash provided by operating activities                        7,172             9,555
                                                             ---------         ---------

Cash flows for investing activities:
 Purchases of debt securities                                 (337,785)         (252,322)
 Sales of debt securities                                       72,028           233,262
 Maturities of debt securities                                 246,368            33,654
 Purchases of equity securities                                (20,345)           (5,382)
 Sales of equity securities                                     12,023             1,453
 Investment in subsidiary, net of cash acquired                   (171)          (39,784)
 Additions to premises and equipment                            (1,279)             (203)
                                                             ---------         ---------

    Cash used for investing activities                         (29,161)          (29,322)
                                                             ---------         ---------

Cash flows for financing activities:
 Repurchase of common stock                                    (14,924)             (150)
 Dividends paid                                                 (5,550)           (6,027)
 Issuance costs of senior notes                                     (2)             (784)
  Issuance of senior notes                                        --              75,000
  Issuance of common stock                                        --                 454
                                                             ---------         ---------

    Cash provided by (used for)  financing activities          (20,476)           68,493
                                                             ---------         ---------

Effect of exchange rate on cash                                 (1,075)             (692)

Change in cash and cash equivalents                            (43,540)           48,034

Cash and cash equivalents, beginning of period                  63,003            12,847
                                                             ---------         ---------

Cash and cash equivalents, end of period                     $  19,463         $  60,881
                                                             =========         =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The interim consolidated financial statements include those of Trenwick Group Inc. and its subsidiaries ("Trenwick" or the "Company") and have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with prior periods. Certain items in the financial statements have been reclassified to conform with the 1999 presentation.

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


2.       ACQUISITION OF CHARTWELL RE CORPORATION

      On June 21, 1999, Trenwick and Chartwell Re Corporation ("Chartwell") signed a definitive agreement for Trenwick to acquire Chartwell through a merger. Under the terms of the merger agreement, shareholders of Chartwell will receive 0.825 Trenwick shares for each Chartwell share in a tax-free transaction. Based on Trenwick's closing price of $28.88 per share on June 21, 1999, each Chartwell share would be valued at $23.82, and the total consideration for the acquisition, including the assumption of Chartwell's debt and the planned purchase by Chartwell of reinsurance, would be approximately $368 million. The equity consideration plus the cost of reinsurance is approximately equal to 0.9 times Chartwell's book value at March 31, 1999.

3.    REINSURANCE

      Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and other large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written, premiums earned and claims and claims expenses incurred are as follows (in thousands):

                                             Premiums Written
                     ---------------------------------------------------------------
                          Three Months Ended                  Six Months Ended
                                June 30,                           June 30,
                     ---------------------------         ---------------------------
                       1999              1998              1999              1998
                     ---------         ---------         ---------         ---------
      Direct         $  21,320         $  23,176         $  41,359         $  23,176
      Assumed           75,785            69,181           161,299           130,710
      Ceded            (19,769)          (17,401)          (44,528)          (34,437)
                     ---------         ---------         ---------         ---------
      Net            $  77,336         $  74,956         $ 158,130         $ 119,449
                     =========         =========         =========         =========

                                             Premiums Earned
                     ---------------------------------------------------------------
                          Three Months Ended                  Six Months Ended
                                June 30,                           June 30,
                     ---------------------------         ---------------------------
                       1999              1998              1999              1998
                     ---------         ---------         ---------         ---------
      Direct         $  17,024         $  19,046         $  33,940         $  19,046
      Assumed           69,120            70,049           134,712           134,475
      Ceded            (20,073)          (18,131)          (43,613)          (36,733)
                     ---------         ---------         ---------         ---------
      Net            $  66,071         $  70,964         $ 125,039         $ 116,788
                     =========         =========         =========         =========

The company recorded ceded claims and claims expenses incurred of $16,773 and $43,367 for the second quarter and first half of 1999 compared to $13,042 and $33,248 for the same periods in 1998.


4.    STOCKHOLDERS' EQUITY

      Preferred Stock

      Trenwick has 2,000,000 shares of $.10 par value preferred stock authorized and none outstanding.

      Common Stock

      For the six months ended June 30, 1999, Trenwick awarded key employees an aggregate of 65,985 shares of common stock under the terms of the 1993 Stock Plan, at an average price of $29.00 per share (approximately $1,914,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the period, 8,369 shares were repurchased at an average price of $31.54 per share (approximately $264,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

      During the first half of 1999, Trenwick purchased 478,500 shares under its buyback plan at an average price of $29.48 per share. Trenwick has an authorization of 21,000 shares remaining under the current plan.

      Dividends declared and paid by Trenwick during the first half of 1999 were approximately $5,550,000.


5.   EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                            Three Months Ended            Six Months Ended
                                                                  June 30,                      June 30,
                                                          ----------------------        ----------------------
                                                           1999           1998           1999            1998
                                                          -------        -------        -------        -------
      NET INCOME AVAILABLE TO COMMON
      STOCKHOLDERS:                                       $ 5,665        $ 8,975        $13,770        $18,220
                                                          =======        =======        =======        =======

      WEIGHTED AVERAGE SHARES OF COMMON
        STOCK OUTSTANDING:
      Weighted average shares outstanding (basic)          10,476         11,954         10,626         11,944
      Weighted average shares issuable on exercise
        of employee stock options, net of assumed
        repurchases                                           145            195            128            164
                                                          -------        -------        -------        -------
      Weighted average shares outstanding
        (diluted)                                          10,621         12,149         10,754         12,108
                                                          =======        =======        =======        =======

      PER SHARE AMOUNTS:
      Basic                                               $   .54        $   .75        $  1.30        $  1.53
                                                          =======        =======        =======        =======
      Diluted                                             $   .53        $   .74        $  1.28        $  1.51
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


ACQUISITION OF CHARTWELL RE CORPORATION


Trenwick and Chartwell Re Corporation ("Chartwell") signed a definitive agreement on June 21, 1999 for Trenwick to acquire Chartwell through a merger. Under the terms of the merger agreement, shareholders of Chartwell will receive
0.825 Trenwick shares for each Chartwell share in a tax-free transaction. On a combined basis, the new Trenwick would have total assets in excess of $3.0 billion, shareholders' equity of approximately $500 million and total capitalization of approximately $800 million. The combination of the two companies is expected to provide a cost-effective means of augmenting capital, accelerating premium growth and adding structural platforms for future expansion. The addition of Chartwell's U.S. reinsurance business, its admitted and non-admitted U.S. insurance companies and its operations at Lloyd's will further Trenwick's strategy of entering new markets and product lines. The acquisition is expected to generate substantial economies, producing a transaction that will be accretive to Trenwick's shareholders. Trenwick also believes that the acquisition will provide additional means for competing under currently difficult industry conditions. Subject to shareholder and regulatory approvals and other customary closing conditions, Trenwick expects to close the transaction in the fourth quarter of 1999.


OPERATING RESULTS


Trenwick reported consolidated net income of $5.7 million, or $.54 per share, for the second quarter of 1999 compared to $9.0 million, or $.75 per share, for the second quarter of 1998. Net income for the second quarter of 1999 and 1998 includes after-tax realized investment gains of $349,000 or $.03 per share and $351,000 or $.03 per share, respectively. Net income per share on a diluted basis was $.53 for the second quarter of 1999 compared to $.74 for the second quarter of 1998. Operating income for the second quarter of 1999 was $5.3 million or $.51 per share compared to $8.6 million or $.72 per share for the second quarter of 1998.

For the first half of 1999, Trenwick's consolidated net income was $13.8 million or $1.30 per share, compared to $18.2 million or $1.53 per share in the first half of 1998. Net income for the first half of

1999 and 1998 includes after-tax realized investment gains of $2.0 million or $.19 per share and $819,000 or $.07 per share, respectively. Net income per diluted share was $1.28 for the first half of 1999 compared to $1.51 for the first half of 1998. Operating income for the first half of 1999 and 1998 was $11.8 million or $1.11 per share and $17.4 million or $1.46 per share, respectively.

Trenwick's net operating income in the second quarter was affected by continued competitive market conditions in all segments of its business and by declining interest rates, which primarily impacted Trenwick International's investment income. Net income was also reduced by costs associated with merger and acquisition activities. The pending acquisition of Chartwell will result in additional charges which are expected to impact the second half of 1999. While having a negative effect on short-term earnings, the Company believes its increasing merger and acquisition costs represent an important business strategy that will create incremental long-term value for shareholders. Trenwick plans to continue to pursue this strategy after the Chartwell acquisition has been completed.


PREMIUMS


Trenwick's consolidated net premium writings in the second quarter and first half of 1999 totaled $77.3 million and $158.1 million compared to $75.0 million and $119.5 million in 1998, respectively. The 32% increase for the first half of 1999 primarily reflects the inclusion of Trenwick International's business beginning with the second quarter of 1998.

Net premium writings from Trenwick America, the group's U.S. operations, amounted to $43.4 million and $87.6 million in the second quarter and first half of 1999, compared to $40.1 million and $84.6 million for the same periods last year. While the overall insurance and reinsurance market remains highly competitive, the moderate increase in net premium writings for the second quarter and the first half reflects the fact Trenwick America's continued withdrawal from certain business has been offset by new business and growth in certain existing accounts.

Trenwick International reported net premium writings of $33.9 million and $70.5 million in the second quarter and first half of 1999 compared to $34.8 million for the second quarter and first half of last year. Trenwick International's results were included in Trenwick's consolidated results from February 28, 1998, the date of purchase. Despite competitive market conditions, management expects net premium writings to grow as Trenwick International expands into new markets that were prohibited by its previous parent and continues to restructure its reinsurance program to retain a greater percentage of the business it writes.


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

The following tables set forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the periods indicated:

                                                                      Three Months Ended
                                                                           June 30,
                                        ------------------------------------------------------------------------------
                                                          1999                                    1998
                                        --------------------------------------    ------------------------------------
                                          Group         Inter-        Domestic        Group       Inter-      Domestic
                                                        national                                  national
                                        --------------------------------------    ------------------------------------
Claims and claims expense ratio          65.6%         66.6%         65.0%         60.7%         66.8%         57.2%
                                        -----         -----         -----         -----         -----         -----
Expense ratio:
Policy acquisition expense ratio         27.3          20.9          31.6          29.3          20.8          34.1
Underwriting expense ratio               11.0          15.7           7.8          10.0          14.6           7.4
                                        -----         -----         -----         -----         -----         -----
Total expense ratio                      38.3%         36.6%         39.4%         39.3%         35.4%         41.5%
                                        -----         -----         -----         -----         -----         -----
Combined ratio                          103.9%        103.2%        104.4%        100.0%        102.2%         98.7%
                                        =====         =====         =====         =====         =====         =====

                                                                      Six Months Ended
                                                                           June 30,
                                        ------------------------------------------------------------------------------
                                                          1999                                    1998
                                        --------------------------------------    ------------------------------------
                                          Group         Inter-        Domestic        Group       Inter-      Domestic
                                                        national                                  national
                                        --------------------------------------    ------------------------------------
Claims and claims expense ratio          65.0%         68.1%         63.1%         59.6%        66.8%         57.5%
                                        -----         -----         -----         -----        -----         -----
Expense ratio:
Policy acquisition expense ratio         27.6          20.6          32.0          30.8         20.8          33.6
Underwriting expense ratio               10.4          14.3           7.9           9.0         14.6           7.5
                                        -----         -----         -----         -----        -----         -----
Total expense ratio                      38.0%         34.9%         39.9%         39.8%        35.4%         41.1%
                                        -----         -----         -----         -----        -----         -----
Combined ratio                          103.0%        103.0%        103.0%         99.4%       102.2%         98.6%
                                        =====         =====         =====         =====        =====         =====

As indicated in the preceding table Trenwick's claims and claims expense ratio increased from 60.7% and 59.6% to 65.6% and 65.0% primarily due to Trenwick's domestic business. Trenwick's claims and claims expense ratio for the first half of 1999 includes favorable reserve development of approximately $2.0 million compared to approximately $3.0 million of favorable reserve development for the same period in 1998.

The increase in Trenwick's domestic claims and claims expense ratio for the quarter and first half of 1999 resulted from higher loss ratios selected on its property business written during the first half reflecting a change in the business mix. The Company wrote two large non-standard automobile treaty accounts. A significant portion of the premiums associated with these accounts represents automobile physical damage, a property line. Included in Trenwick's domestic claims and claims expense ratio for the first half of 1999 is favorable reserve development of $388,000.

Due to different types of business underwritten by Trenwick International, underwriting results in that subsidiary reflect a higher claims and claims expense ratio than Trenwick's domestic business. Included in Trenwick International's claims and claims expense ratio for the first half of 1999 is favorable reserve development of $1.6 million.

INVESTMENT INCOME


Trenwick's net investment income of $13.3 million and $27.1 million decreased 11% and 1%, respectively, in the second quarter and first half of 1999 compared to $15 million and $27.4 million for the same periods in 1998. Pre-tax yields on invested assets, excluding equity securities, averaged 6.0% in 1999 and 6.3% in 1998. The decrease in investment income is due to reduced yields on invested assets, reduced operating cash flow and a decrease in invested assets from the repurchase of shares.

After-tax net investment income in the second quarter and first half of 1999 was $9.9 million and $20.1 million compared to $11.1 million and $20.5 million for the comparative periods in 1998. The effective income tax rate on net investment income for the first half of 1999 was approximately 25.8% versus 25.2% for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 1999, Trenwick's consolidated investment and cash totaled $957.2 million, as compared to $1.0 billion at December 31, 1998. The fair value of the Company's debt securities portfolio exceeded amortized cost of $874.0 million and $867.6 million by $2.7 million and $25.5 million at June 30, 1999 and December 31, 1998, respectively. At June 30, 1999 and December 31, 1998, the fair value of the Company's equity securities exceeded cost of $56.5 million and $44.3 million by $4.5 million and $4.9 million, respectively.

Trenwick generally limits its investments in debt securities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. Trenwick closely monitors its below investment grade securities as well as the creditworthiness of the portfolio as a whole. When fair values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. In the first half of 1999, Trenwick wrote down the value of certain securities by $3.5 million.

As of June 30, 1999, Trenwick's consolidated stockholders' equity totaled $322.6 million or $30.34 per share, as compared to $348.0 million or $31.49 per share at December 31, 1998. Since December 31, 1998, the unrealized appreciation of debt and equity investments decreased $15 million, net of tax, or $1.41 per share. Reflected in consolidated stockholders' equity during the first half of 1999 is the repurchase of 486,869 shares of Trenwick's common stock at an average price of $29.52 totaling approximately $14.4 million. Trenwick America Re's statutory surplus was $312.1 million as of June 30, 1999, compared to $330.5 million at December 31, 1998. Trenwick International's statutory surplus was $127.8 million as of June 30, 1999 compared to $131.9 million at December 31, 1998.

Cash flow from operations of $7.2 million in the first half of 1999 decreased approximately 25% compared to cash flow from operations of $9.6 million in the first half of 1998. The reduction in cash flow from operations was due to a large amount of paid losses associated with business underwritten by Trenwick America including 1998 catastrophe losses.

Cash used by financing activities in the first half of 1999 was $20.5 million compared to cash provided by financing activities of $68.5 million in the first half of 1998. Cash used by financing activities for the first half of 1999 included repurchases of common stock of approximately $14.9 million. Included in the same period last year were the proceeds from the issuance of $75 million principal amount of 6.7% senior notes.

Trenwick declared a second quarter dividend of $.26 per share in 1999, a 4% increase compared to $.25 per share in the second quarter of 1998. During the first half of 1999, Trenwick purchased 478,500 shares under its buyback plan at an average price of $29.48 per share. Trenwick has an authorization of 21,000 shares remaining under the current plan.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


Trenwick reviewed the change in its exposure to market risks since December 31, 1998. The components of Trenwick's investment holdings and its risk management strategy and objectives have not materially changed. Therefore, Trenwick believes that the potential for loss in each market risk sector described at year-end has not materially changed.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS


Certain statements made in this document that are not based on current or historical fact are forward-looking in nature including, without limitation, statements containing words, 'believes," anticipates," "intends," "expects," "estimates," predicts," and words of similar import. Such forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors that may cause actual results, performance, or achievements of Trenwick or its industry to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.

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

Part II.   OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

A total of 9,143,265 shares, or 86% of the 10,630,510 shares of common stock outstanding on the March 25, 1999 record date, were represented at the Company's Annual Meeting of Stockholders held on May 20, 1999. Voting results were as follows:

On the proposal to elect three directors to serve in Class III until 2002, Mr. Anthony S. Brown was elected by an affirmative vote of 9,108,171 shares, with 35,094 shares withheld, Mr. Neil Dunn was elected by an affirmative vote of 9,108,231 shares, with 35,034 shares withheld, and Mr. P. Anthony Jacobs was elected by an affirmative vote of 9,108,231 shares, with 35, 034 shares withheld. Messrs. James F. Billett, Jr., W. Marston Becker and Joseph D. Sargent continue to serve in Class I until 2000, and Messrs. Frederick D. Watkins and Stephen B. Wilcox continue to serve in Class II until 2001.

On the proposal to ratify the appointment of PricewaterhouseCoopers as independent accountants for the year ending December 31, 1999, there were 9,139,585 shares voted in favor, 2,725 shares opposed and 955 shares abstaining.

Item 6.    Exhibits and Reports on Form 8-K

a)       Exhibits

         3.  Trenwick's By-laws

         27.0 Financial Data Schedule

b)   Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended June 30, 1999:

     Date of Report                                  Item Reported
     --------------                                  -------------
     June 21, 1999                                   The Agreement and Plan of
                                                     Merger dated as of June 21,
                                                     1999, between Trenwick and
                                                     Chartwell Re Corporation
                                                     (the "Merger Agreement"),
                                                     the Stock Option Agreement
                                                     dated as of June 21, 1999,
                                                     entered into in connection
                                                     with the Merger Agreement,
                                                     and the press release
                                                     announcing the planned
                                                     acquisition of Chartwell Re
                                                     Corporation by Trenwick
                                                     pursuant to the Merger
                                                     Agreement.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TRENWICK GROUP INC.
                                        ---------------------------------------
                                                   (Registrant)


  Date:  August 16, 1999                        JAMES F. BILLETT, JR.
        ----------------                ---------------------------------------
                                        James F. Billett, Jr.
                                        Chairman, President and
                                        Chief Executive Officer


  Date:  August 16, 1999                           ALAN L. HUNTE
         ---------------                ---------------------------------------
                                        Alan L. Hunte
                                        Vice President, Chief Financial Officer
                                        and Treasurer