Form 10-Q
period 1999-09-30
TRENWICK GROUP INC
filed 1999-11-15
CIK 787952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999.

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

YES.. X ..  NO .......

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                      Class                   Outstanding at October 31, 1999
                      -----                   -------------------------------
          Common Stock, $.10 par value                   10,027,310

                               TRENWICK GROUP INC.

                                      INDEX



                                                                                                   Page
PART I.  Financial Information                                                                    Number
                                                                                                  ------
Consolidated Balance Sheets
  September 30, 1999 and December 31, 1998                                                            3

Consolidated Statements of Income and Comprehensive Income
  Three and Nine Months Ended September 30, 1999 and 1998                                             4

Consolidated Statements of Changes in Common Stockholders' Equity
  Nine Months Ended September 30, 1999 and 1998                                                       5

Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 1999 and 1998                                                       6

Notes to Consolidated Financial Statements                                                         7-10

Management's Discussion and Analysis
  of Financial Condition and Results of Operations                                                11-15


PART II.  Other Information

Item 6.    Exhibits and Reports on Form 8-K                                                          16

Signatures                                                                                           17

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    September 30,      December 31,
                                                                    -------------      ------------
                                                                        1999               1998
                                                                        ----               ----
                                                                        (dollars in thousands)
          Assets
Securities available for sale at fair value:
 Debt securities (amortized cost: $821,192 and $867,552)            $   817,004        $   893,020
 Equity securities (cost: $57,474 and $44,342)                           59,346             49,188
 Cash and cash equivalents                                               85,274             63,003
                                                                    -----------        -----------
     Total investments and cash                                         961,624          1,005,211

Accrued investment income                                                14,430             15,974
Receivables from ceding insurers                                        156,933            138,550
Reinsurance recoverable balances, net                                   167,339            140,173
Prepaid reinsurance premiums                                             28,633             22,632
Deferred policy acquisition costs                                        44,484             35,261
Net deferred income taxes                                                23,457             14,101
Other assets                                                             35,506             20,359
                                                                    -----------        -----------

     Total assets                                                   $ 1,432,406        $ 1,392,261
                                                                    ===========        ===========

Liabilities and Common Stockholders' Equity

Liabilities:
 Unpaid claims and claims expenses                                  $   731,494        $   682,428
 Unearned premium income                                                190,791            152,051
 6.7% senior notes due 2003                                              75,000             75,000
 Other liabilities                                                       33,134             24,753
                                                                    -----------        -----------
     Total liabilities                                                1,030,419            934,232
                                                                    -----------        -----------

Company-obligated mandatorily redeemable preferred
 capital securities of subsidiary trust holding solely junior
 subordinated debentures of Trenwick Group Inc.                         110,000            110,000
                                                                    -----------        -----------

Common stockholders' equity:
 Common stock, $.10 par value, 30,000,000 shares
  authorized; 10,455,510 and 11,051,394 shares outstanding                1,046              1,105
 Additional paid-in-capital                                             107,917            124,180
 Deferred compensation under stock award plan                            (4,014)            (2,905)
 Retained earnings                                                      189,391            206,312
 Accumulated other comprehensive income                                  (2,353)            19,337
                                                                    -----------        -----------

     Total common stockholders' equity                                  291,987            348,029
                                                                    -----------        -----------
     Total liabilities and common stockholders' equity              $ 1,432,406        $ 1,392,261
                                                                    ===========        ===========


The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                          Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                            -------------                    -------------
                                                         1999            1998             1999             1998
                                                         ----            ----             ----             ----
                                                                 (in thousands except per share data)
Revenues:
   Net premiums earned                                $  58,608        $ 65,161        $ 183,647        $ 181,949
   Net investment income                                 13,047          14,317           40,187           41,677
   Net realized investment gains (losses)                   (38)            184            2,991            1,444
   Other income (loss)                                     (473)           (249)            (360)              67
                                                      ---------        --------        ---------        ---------
       Total revenues                                    71,144          79,413          226,465          225,137
                                                      ---------        --------        ---------        ---------

Expenses:
   Claims and claims expenses incurred                   72,637          41,501          153,961          111,077
   Policy acquisition costs                              19,989          19,822           54,442           55,753
   Underwriting expenses                                  8,997           6,778           22,033           17,330
   Amortization of goodwill                                  17              23               60               23
   General and administrative expenses                    1,667             895            3,829            2,744
   Interest expense                                       1,309           1,292            4,005            2,641
   Minority interest in subsidiary trust                  2,426           2,426            7,277            7,277
                                                      ---------        --------        ---------        ---------

       Total expenses                                   107,042          72,737          245,607          196,845
                                                      ---------        --------        ---------        ---------

Income (loss) before income taxes                       (35,898)          6,676          (19,142)          28,292
Income tax provision (benefit)                          (13,472)          1,433          (10,486)           4,829
                                                      ---------        --------        ---------        ---------
Net income (loss)                                     $ (22,426)       $  5,243        $  (8,656)       $  23,463
                                                      =========        ========        =========        =========

BASIC EARNINGS PER SHARE                              $   (2.15)       $    .45        $    (.82)       $    1.98
                                                      =========        ========        =========        =========

DILUTED EARNINGS PER SHARE                            $   (2.15)       $    .44        $    (.82)       $    1.95
                                                      =========        ========        =========        =========

DIVIDENDS PER COMMON SHARE                            $     .26        $    .25        $     .78        $     .75
                                                      =========        ========        =========        =========

Comprehensive income (loss):
Net income (loss)                                       (22,426)          5,243           (8,656)          23,463
Other comprehensive income (loss):
   Unrealized investment gains (losses), net of
   income taxes                                          (6,231)          3,324          (19,282)           6,285
   Realized investment gains (losses), net of
   income taxes, included in net income                       9            (120)          (1,960)            (939)
   Foreign currency translation adjustment,
   net of income taxes                                    4,326           1,605             (448)           1,604
                                                      ---------        --------        ---------        ---------
     Total other comprehensive income (loss)             (1,896)          4,809          (21,690)           6,950
                                                      ---------        --------        ---------        ---------
Comprehensive income (loss)                           $ (24,322)       $ 10,052        $ (30,346)       $  30,413
                                                      =========        ========        =========        =========

The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                           -------------
                                                                       1999             1998
                                                                       ----             ----
                                                                      (dollars in thousands)
Common stockholders' equity, beginning of period                    $ 348,029        $ 357,649

Common stock, $.10 par value, and additional paid-in-capital:

Exercise of employer stock options
   (88,500 shares)                                                         --            1,154
Income tax (expense)/benefit from compensation
 deductions                                                                (6)             748
Restricted common stock awarded
 (65,985 and 82,889 shares)                                             1,914            2,952
Common stock purchased and retired
 (661,869 and 736,750 shares)                                         (18,230)         (24,519)

Deferred compensation under stock award plan:

Restricted common stock awarded                                        (1,914)          (2,952)
Compensation expense recognized                                           805              553

Retained earnings:

Net income (loss)                                                      (8,656)          23,463
Cash dividends ($.78 and $.75)                                         (8,265)          (8,923)

Accumulated other comprehensive income:

Other comprehensive income (loss)                                     (21,690)           6,950
                                                                    ---------        ---------

Common stockholders' equity, end of period                          $ 291,987        $ 357,075
                                                                    =========        =========


The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine Months Ended
                                                                  September 30,
                                                                  -------------
                                                               1999             1998
                                                               ----             ----
                                                                  (in thousands)
Cash flows for operating activities:
 Premiums collected                                         $ 208,659        $ 183,688
 Ceded premiums paid                                          (32,550)         (42,003)
 Claims and claims expenses paid                             (191,224)        (135,318)
 Claims and claims expenses recovered                          25,303           19,123
 Underwriting expenses paid                                   (20,487)         (18,552)
                                                            ---------        ---------

 Cash used for underwriting activities                        (10,299)           6,938
 Net investment income received                                44,820           45,570
 Interest expense and subsidiary trust dividends paid         (12,279)          (9,702)
 Income taxes recovered (paid)                                  1,007           (8,444)
 General and administrative expenses paid                      (3,829)          (2,744)
 Other income received                                            142               54
                                                            ---------        ---------

    Cash provided by operating activities                      19,562           31,672
                                                            ---------        ---------

Cash flows for investing activities:
 Purchases of debt securities                                (479,346)        (401,361)
 Sales of debt securities                                     210,584           96,569
 Maturities of debt securities                                308,786          329,226
 Purchases of equity securities                               (23,519)          (8,091)
 Sales of equity securities                                    14,846            2,363
 Investment in subsidiary, net of cash acquired                  (171)         (39,785)
 Additions to premises and equipment                           (1,724)          (1,849)
                                                            ---------        ---------

    Cash provided by (used for) investing activities           29,456          (22,928)
                                                            ---------        ---------

Cash flows for financing activities:
   Repurchase of common stock                                 (18,783)         (20,721)
   Dividends paid                                              (8,265)          (8,923)
   Issuance costs of senior notes                                  (2)            (922)
   Issuance of senior notes                                        --           75,000
   Issuance of common stock                                        --            1,154
                                                            ---------        ---------

    Cash provided by (used for) financing activities          (27,050)          45,588
                                                            ---------        ---------

Effect of exchange rate on cash                                   303             (150)
                                                            ---------        ---------

Change in cash and cash equivalents                            22,271           54,182

Cash and cash equivalents, beginning of period                 63,003           12,847
                                                            ---------        ---------

Cash and cash equivalents, end of period                    $  85,274        $  67,029
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


2.    ACQUISITION OF CHARTWELL RE CORPORATION

      On October 27, 1999, Trenwick completed the merger of Chartwell Re Corporation ("Chartwell") with and into Trenwick. Under the terms of the merger, stockholders of Chartwell will receive 0.825 Trenwick shares for each Chartwell share in a tax-free transaction. The acquisition will be accounted for using the purchase method of accounting. All assets and liabilities of Chartwell will be consolidated in the balance sheet at October 28, 1999 and its operating results will be reflected in Trenwick's results commencing with the period from October 28, 1999 through December 31, 1999. At closing, total assets of the combined group were approximately $3.0 billion, with a book value of approximately $523 million or $28.74 per share.

      Chartwell is an insurance holding company with global underwriting and service operations, conducting its business in the United States and in the Lloyd's market through its principal operating subsidiaries, Chartwell Reinsurance Company, INSCORP and Chartwell Managing Agents Limited ("CMA"). Chartwell Reinsurance Company underwrites treaty reinsurance through reinsurance brokers for casualty and, to a lesser extent, property risks as well as for marine and aviation risks. INSCORP writes property and casualty insurance through specialty program administrators.

3.    REINSURANCE

      Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and other large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written and premiums earned are as follows (in thousands):



                                           Premiums Written
                    ------------------------------------------------------------
                         Three Months Ended                Nine Months Ended
                           September 30,                     September 30,
                    --------------------------        --------------------------
                       1999             1998             1999             1998
                    ---------        ---------        ---------        ---------
      Direct           23,392           15,438           64,751           38,614
      Assumed          74,449           73,050          235,748          203,760
      Ceded           (39,658)         (19,727)         (84,186)         (54,164)
                    ---------        ---------        ---------        ---------
      Net           $  58,183        $  68,761        $ 216,313        $ 188,210
                    =========        =========        =========        =========


                                           Premiums Earned
                    ------------------------------------------------------------
                         Three Months Ended                Nine Months Ended
                           September 30,                     September 30,
                    --------------------------        --------------------------
                       1999             1998             1999             1998
                    ---------        ---------        ---------        ---------
      Direct           17,963           15,871           51,903           34,917
      Assumed          75,191           69,063          209,903          203,538
      Ceded           (34,546)         (19,773)         (78,159)         (56,506)
                    ---------        ---------        ---------        ---------
      Net           $  58,608        $  65,161        $ 183,647        $ 181,949
                    =========        =========        =========        =========

The company recorded ceded claims and claims expenses incurred of $50,327 and $93,694 for the third quarter and nine months ended September 30, 1999 compared to $15,429 and $56,516 for the same periods in 1998.


4.    STOCKHOLDERS' EQUITY

      Preferred Stock

      Trenwick has 2,000,000 shares of $.10 par value preferred stock authorized and none outstanding.

      Common Stock

      For the nine months ended September 30, 1999, Trenwick awarded key employees an aggregate of 65,985 shares of common stock under the terms of the 1993 Stock Plan, at an average price of $29.00 per share (approximately $1,914,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the period, 8,369 shares were repurchased at an average price of $31.54 per share (approximately $264,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan.

      On August 30, 1999, Trenwick's Board of Directors approved an increase of 1,000,000 shares to its stock repurchase program. The program was originally adopted on May 21, 1997 with an authorization of 1,000,000 shares, which was increased by 600,000 shares in September 1998. During the nine months ended September 30, 1999, Trenwick purchased 653,500 shares under its buyback plan at an average price of $27.49 per share totaling approximately $18.0 million. As of September 30, 1999, Trenwick has an authorization of 846,000 shares remaining under the current plan.

      Dividends declared and paid by Trenwick during the nine months ended September 30, 1999 were approximately $8,265,000.


5.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                           1999            1998           1999            1998
                                                         --------        --------       --------        --------
      NET INCOME (LOSS) AVAILABLE TO COMMON
      STOCKHOLDERS:                                      $(22,426)       $  5,243       $ (8,656)       $ 23,463

      WEIGHTED AVERAGE SHARES OF COMMON
        STOCK OUTSTANDING:
      Weighted average shares outstanding (basic)          10,422          11,713         10,557          11,866
      Weighted average shares issuable on exercise
        of employee stock options, net of assumed
        repurchases                                            --             128             --             149
                                                         --------        --------       --------        --------
      Weighted average shares outstanding
        (diluted)                                          10,422          11,841         10,557          12,015
                                                         ========        ========       ========        ========

      PER SHARE AMOUNTS:
      Basic                                              $  (2.15)       $    .45       $   (.82)       $   1.98
                                                         ========        ========       ========        ========
      Diluted                                            $  (2.15)       $    .44       $   (.82)       $   1.95
                                                         ========        ========       ========        ========


6.       SEGMENT INFORMATION

      Trenwick's reportable segments are based on its method of internal reporting, which desegregates business by geographic location.
      Trenwick has two reportable segments: (1) domestic operations and (2) international operations. The domestic operations provide treaty and facultative reinsurance to insurers of property and casualty risks in the United States. The international segment acquired in February 1998, provides treaty and facultative reinsurance as well as specialty insurance on a world-wide basis.

      The reported operating segments for Trenwick is as follows (in thousands):

                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
                                                        --------------------------        --------------------------
                                                           1999             1998             1999             1998
                                                        ---------        ---------        ---------        ---------
      Net premiums earned           Domestic            $  32,930        $  43,190        $ 109,254        $ 134,399
                                    International          25,678           21,971           74,393           47,550
                                                        ---------        ---------        ---------        ---------
                                                           58,608           65,161          183,647          181,949


      Total revenues                Domestic               43,092           54,065          143,413          167,879
                                    International          28,043           25,043           83,025           55,274
                                    Unallocated                 9              305               27            1,984
                                                        ---------        ---------        ---------        ---------
                                                           71,144           79,413          226,465          225,137

      Underwriting profit (loss)    Domestic              (36,709)          (3,149)         (39,023)          (1,856)
                                    International          (6,306)             209           (7,766)            (355)
                                                        ---------        ---------        ---------        ---------
                                                          (43,015)          (2,940)         (46,789)          (2,211)


      Income (loss) before          Domestic              (28,192)           6,835           (8,729)          28,889
        income taxes                International          (3,941)           3,281              866            7,369
                                    Unallocated            (3,765)          (3,440)         (11,279)          (7,966)
                                                        ---------        ---------        ---------        ---------
                                                          (35,898)           6,676          (19,142)          28,292

      Income tax provision          Domestic              (12,076)             720           (7,272)           3,269
        (benefit)                   International          (1,371)           1,081              144            2,431
                                    Unallocated               (25)            (368)          (3,358)            (871)
                                                        ---------        ---------        ---------        ---------
                                                          (13,472)           1,433          (10,486)           4,829

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


ACQUISITION OF CHARTWELL RE CORPORATION

On October 27, 1999, Trenwick completed the merger of Chartwell Re Corporation ("Chartwell") with and into Trenwick. Under the terms of the merger agreement, shareholders of Chartwell have received 0.825 Trenwick shares for each Chartwell share in a tax-free transaction. On a combined basis, the new Trenwick has total assets of approximately $3.0 billion and shareholders' equity of approximately $523 million or $28.74 per share. The combination of the two companies is expected to provide a cost-effective means of augmenting capital, accelerating premium growth and adding structural platforms for future expansion. The addition of Chartwell's U.S. reinsurance business, its admitted and non-admitted U.S. insurance companies and its operations at Lloyd's will further Trenwick's strategy of entering new markets and product lines. The acquisition is expected to generate substantial economies, producing a transaction that will be accretive to Trenwick's shareholders. Trenwick also believes that the acquisition will provide additional means for competing under currently difficult industry conditions.


OPERATING RESULTS

Trenwick reported a consolidated net loss of $22.4 million or $2.15 per diluted share, for the third quarter of 1999 compared to consolidated net income of $5.2 million or $.44 per diluted share, for the third quarter of 1998. The 1999 results include after-tax reserve charges and the related premium adjustments to Trenwick America Re's stop-loss reinsurance protection of $17.1 million or $1.64 per diluted share as well as costs related to the Chartwell acquisition of $.8 million or $.08 per diluted share. Additionally, the net loss in the third quarter of 1999 includes after-tax charges of $4.3 million or $.42 per diluted share associated with claims arising from catastrophe losses. Net income for the third quarter of 1998 includes after-tax charges of $3.7 million or $.31 per diluted share relating to catastrophe losses.

Trenwick's consolidated net loss for the nine months ended September 30, 1999 was $8.7 million or $.82 per diluted share, compared to consolidated net income of $23.5 million or $1.95 per diluted share for the nine months ended September 30, 1998. The 1999 results include after-tax reserve charges and the related premium adjustments to Trenwick America Re's stop-loss reinsurance protection of

$17.1 million or $1.62 per diluted share as well as costs related to the Chartwell acquisition of $.8 million or $.08 per diluted share. Additionally, the net loss for the nine months ended September 30, 1999 includes after-tax charges of $4.3 million or $.41 per diluted share associated with claims arising from catastrophe losses and after-tax realized investment gains of $2.0 million or $.19 per diluted share. Net income for 1998 includes after-tax charges of $3.7 million or $.31 per diluted share relating to catastrophe losses and after-tax realized investment gains of $0.9 million or $.08 per diluted share.

Reserve charges reflect a deterioration in market conditions since 1997. Costs related to the Chartwell acquisition are principally severance payments associated with Trenwick employees who are not continuing with the company due to the acquisition of Chartwell Re Corporation.


PREMIUMS

Trenwick's consolidated gross premium writings for the third quarter and nine months ended September 30, 1999 totaled $97.8 million and $300.5 million compared to $88.5 million and $242.4 million in 1998, respectively. Net premium writings for the third quarter and nine months totaled $58.2 million and $216.3 million compared to $68.8 million and $188.2 million, respectively.

The contribution to premium writings by its two principal operating companies is as follows (in thousands):

                                  Three Months Ended             Nine Months Ended
                                     September 30,                 September 30,
                                -----------------------       -----------------------
                                  1999           1998           1999           1998
                                --------       --------       --------       --------
Gross written premium:
   Trenwick America Re          $ 54,745       $ 60,016       $170,165       $172,028
   Trenwick International         43,096         28,472        130,334         70,346
                                --------       --------       --------       --------
       Total                    $ 97,841       $ 88,488       $300,499       $242,374
                                --------       --------       --------       --------

Net written premium:
   Trenwick America Re          $ 29,607       $ 48,783       $117,193       $133,401
   Trenwick International         28,576         19,978         99,120         54,809
                                --------       --------       --------       --------
        Total                   $ 58,183       $ 68,761       $216,313       $188,210
                                --------       --------       --------       --------

Trenwick America Re's gross premium writings decreased by 8.8% quarter over quarter as the Company non-renewed underpriced business in response to continuing competitive market conditions in the U.S. reinsurance sector. The decline in net premium writings for the third quarter and nine months ended September 30, 1999 was further affected by additional premiums ceded to its existing stop loss reinsurance programs as a result of the reserve increases.

Trenwick International's gross premium writings increased by over 50%, quarter over quarter, due principally to its expansion into new markets and products outside of the U.S. Growth in Trenwick International's gross premiums for the first nine months of 1999 also resulted from the comparison of the nine months in 1999 to a period of approximately seven months in the prior year as a result of the purchase of Trenwick International occurring in February of 1998.

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

The following tables set forth Trenwick's combined ratios and the components thereof calculated on a GAAP basis for the periods indicated:

                                                                  Three Months Ended
                                                                    September 30,
                                       -----------------------------------------------------------------------
                                                     1999                                   1998
                                       ---------------------------------      --------------------------------
                                       Group        Inter-      Domestic      Group       Inter-      Domestic
                                                    national                              national
                                       ----------------------------------------------------------------------
Claims and claims expense ratio        123.9%        86.0%       153.5%        63.7%        59.2%       66.0%
                                       -----        -----        -----        -----        -----       -----
Expense ratio:
Policy acquisition expense ratio        34.1         21.8         43.7         30.4         23.9        33.8
Underwriting expense ratio              15.4         16.8         14.2         10.4         16.0         7.5
                                       -----        -----        -----        -----        -----       -----
Total expense ratio                     49.5%        38.6%        57.9%        40.8%        39.9%       41.3%
                                       -----        -----        -----        -----        -----       -----
Combined ratio                         173.4%       124.6%       211.4%       104.5%        99.1%      107.3%
                                       =====        =====        =====        =====        =====       =====


                                                                  Nine Months Ended
                                                                    September 30,
                                       -----------------------------------------------------------------------
                                                     1999                                   1998
                                       ---------------------------------      --------------------------------
                                       Group        Inter-      Domestic      Group       Inter-      Domestic
                                                    national                              national
                                       ----------------------------------------------------------------------
Claims and claims expense ratio         83.8%        74.3%        90.4%        61.1%        63.3%        60.3%
                                       -----        -----        -----        -----        -----        -----
Expense ratio:
Policy acquisition expense ratio        29.7         21.0         35.5         30.6         22.2         33.6
Underwriting expense ratio              12.0         15.1          9.8          9.5         15.3          7.5
                                       -----        -----        -----        -----        -----        -----
Total expense ratio                     41.7%        36.1%        45.3%        40.1%        37.5%        41.1%
                                       -----        -----        -----        -----        -----        -----
Combined ratio                         125.5%       110.4%       135.7%       101.2%       100.8%       101.4%
                                       =====        =====        =====        =====        =====        =====


As indicated in the preceding table, Trenwick's combined ratio increased from 104.5% and 101.2% to 173.4% and 125.5% primarily due to an increase in Trenwick's claims and claims expense ratio. Trenwick's domestic claims and claims expense ratio for the third quarter and nine months ended September 30, 1999 includes reserve charges of $18.7 million reflecting a deterioration in market conditions since 1997. Additionally, Trenwick's claims and claims expense ratio was affected by global catastrophes. Trenwick's domestic claims and claims expense ratio for the third quarter and nine months ended September 30, 1999 includes $2.0 million of claims arising from catastrophe losses compared to $4.2 million for the same periods in 1998. Included in Trenwick International's claims and claims expense ratio for the third quarter and nine months ended is $4.7 million related to catastrophe losses compared to $1.5 million for the same periods in 1998.

The Company's combined ratio for the third quarter of 1999 includes unfavorable reserve development of approximately $16.2 million compared to favorable reserve development of approximately $2.9 million in the third quarter of 1998. During the quarter, unfavorable reserve development of approximately $16.3 million was realized at Trenwick America and favorable development of approximately $159,000 was realized at Trenwick International. The Company's combined ratio for the nine months ended September 30, 1999 includes unfavorable reserve development of approximately $14.1 million compared to approximately $5.9 million of favorable reserve development for the same period in 1998. Unfavorable reserve development of approximately $15.9 was realized at Trenwick America during the nine months ended September 30, 1999 and favorable development of $1.8 million was realized at Trenwick International. The increase in Trenwick's combined ratio is also attributable to increases in Trenwick America Re's expense ratio arising from the decline in net premiums resulting from premium adjustments to the stop-loss reinsurance protection for the third quarter and nine months ended September 30, 1999.


INVESTMENT INCOME

Trenwick's net investment income of $13.0 million and $40.2 million decreased 9% and 4%, respectively, in the third quarter and for the nine months ended September 30, 1999 compared to $14.3 million and $41.7 million for the same periods in 1998. Pre-tax yields on invested assets, excluding equity securities, averaged 5.9% in 1999 and 6.4% in 1998. The decrease in investment income is due to reduced operating cash flow and a decrease in invested assets from the repurchase of shares. The effective income tax rate on net investment income for the nine months ended September 30, 1999 was approximately 25.7% versus 25.4% for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, Trenwick's consolidated investments and cash totaled $961.6 million, as compared to $1.0 billion at December 31, 1998. The fair value of the Company's equity securities exceeded cost of $57.5 million and $44.3 million by $1.9 million and $4.8 million at September 30, 1999 and December 31, 1998, respectively. At September 30, 1999 the amortized value of the Company's debt securities exceeded fair value by $4.2 million and at December 31, 1998 the fair value of the Company's debt securities exceeded amortized cost by $25.5 million.

Trenwick generally limits its investments in debt securities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. Trenwick closely monitors its below investment grade securities as well as the creditworthiness of the portfolio as a whole. When fair values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. In the nine months ended September 30, 1999, Trenwick wrote down the value of certain securities by $3.5 million.

As of September 30, 1999, Trenwick's consolidated stockholders' equity totaled $292.0 million or $27.93 per share, compared to $348.0 million or $31.49 per share at December 31, 1998. Since December 31, 1998, the unrealized appreciation of debt and equity investments decreased $21.2 million, net of tax, or $2.03 per share. Reflected in consolidated stockholders' equity at September 30, 1999 is the repurchase in 1999 of 661,869 shares of Trenwick's common stock at an average price of $27.54 totaling approximately $18.2 million. Trenwick America Re's statutory surplus was $282.9 million as of September 30, 1999, compared to $330.5 million at December 31, 1998. Trenwick International's statutory surplus was $133.1 million as of September 30, 1999 compared to $131.9 million at December 31, 1998.

Cash flow from operations of $19.6 million for the nine months ended September 30, 1999 decreased approximately 38% compared to cash flow from operations of $31.7 million for the same period in 1998. The reduction in cash flow from operations was due to a change in the mix of business towards shorter tail lines and to payments relating to 1998 catastrophe losses.

Cash used by financing activities for the nine months ended September 30, 1999 was $27.1 million compared to cash provided by financing activities of $45.6 million for the same period in 1998. For the nine months ended September 30, 1999, cash used by financing activities included repurchases of common stock of approximately $18.8 million. Included in the same period last year were the proceeds from the issuance of $75 million principal amount of 6.7% senior notes partially offset by repurchases of common stock of approximately $20.7 million.

Trenwick declared a third quarter dividend of $.26 per share in 1999, a 4% increase compared to $.25 per share in the third quarter of 1998.


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


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain statements made in this document that are not based on current or historical fact are forward-looking in nature including, without limitation, statements containing words, "believes," "anticipates," "intends," "expects," "estimates," "predicts," and words of similar import. Such forward-looking statements involve known and unknown risks, assumptions, uncertainties, and other factors that may cause actual results, performance, or achievements of Trenwick or its industry to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.

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

Part II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

a)   Exhibits

     27.0 Financial Data Schedule

b)   Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended September 30, 1999:

              Date of Report        Item Reported
              --------------        -------------
              September 1, 1999     Press release announcing that Trenwick's
                                    stock repurchase program had been increased
                                    by 1,000,000 shares.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TRENWICK GROUP INC.
                                        ---------------------------------------
                                        (Registrant)


  Date:  November 15, 1999                        JAMES F. BILLETT, JR.
        ------------------              ---------------------------------------
                                        James F. Billett, Jr.
                                        Chairman, President and
                                        Chief Executive Officer


  Date:  November 15, 1999                        ALAN L. HUNTE
         -----------------              ---------------------------------------
                                        Alan L. Hunte
                                        Vice President, Chief Financial Officer
                                        and Treasurer