Form 10-K
period 1999-12-31
TRENWICK GROUP INC
filed 2000-03-31
CIK 787952

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

     For the fiscal year ended December 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period _______________ to _______________.

                         Commission file number 1-15389

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

                                                 Name of Each Exchange
         Title of Each Class                     on Which Registered
Common Stock, par value $.10 per share          New York Stock Exchange
     Preferred Stock Purchase Rights            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value on March 24, 2000 of the voting stock held by non-affiliates of the registrant was $224,696,190.

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

             Class                                Outstanding at March 24, 2000
             -----                                -----------------------------
Common Stock, $.10 par value                               16,295,207

Certain portions of the registrant's definitive proxy statement relating to its annual meeting of stockholders scheduled to be held on May 18, 2000 are incorporated by reference into Part III of this report and certain portions of the registrant's annual report to stockholders are incorporated by reference into Parts II and IV of this report.

================================================================================

                               TRENWICK GROUP INC.

                                Table of Contents

                                                                                                         Page
Item                                                                                                    Number
----                                                                                                    ------
                                     PART I
 1.  Business  .........................................................................................   1
 2.  Properties  .......................................................................................  22
 3.  Legal Proceedings  ................................................................................  23
 4.  Submission of Matters to a Vote of Security Holders  ..............................................  23

                                   PART II

 5.  Market for the Corporation's Common Stock and Related Stockholder Matters  ........................  24
 6.  Selected Financial Data  ..........................................................................  25
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operation  .............................................................................  27
 7a. Quantitative and Qualitative Disclosures About Market Risk.........................................  27
 8.  Financial Statements and Supplementary Data  ......................................................  27
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure  .............................................................................  27

                                  PART III

10.  Directors and Executive Officers  .................................................................  27
11.  Executive Compensation  ...........................................................................  28
12.  Security Ownership of Certain Beneficial Owners and Management  ...................................  28
13.  Certain Relationships and Related Transactions  ...................................................  28

                                   PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  ..................................  28

                                     PART I

Item 1. Business

General Background and History

Trenwick Group Inc. ("Trenwick") is a specialty insurance underwriting organization with multiple distribution platforms in insurance and reinsurance operating through its subsidiaries located in the United States and the United Kingdom. Trenwick's four principal operating units are Trenwick America Reinsurance Corporation ("Trenwick America Re"), which provides treaty reinsurance to insurers of property and casualty risks in the United States; Trenwick International Limited ("Trenwick International"), which underwrites treaty and facultative reinsurance as well as specialty insurance on a worldwide basis; Chartwell Managing Agents Limited ("Chartwell Managing Agents"), Trenwick's managing agency at Lloyd's; and Canterbury Financial Group Inc. ("Canterbury Financial"), which underwrites U.S. property and casualty insurance through specialty program administrators.

Trenwick was incorporated in the State of Delaware in 1985. Trenwick America Re, a Connecticut corporation, operated as a subsidiary of Trenwick America Corporation from 1983 through 1985 and was acquired by Trenwick in 1985 as a result of a corporate restructuring. Trenwick acquired Trenwick International in February 1998 and Chartwell Re Corporation ("Chartwell") in October 1999. In connection with the acquisition of Chartwell, Trenwick acquired Chartwell Managing Agents, Chartwell Reinsurance Company ("Chartwell Reinsurance"), whose reinsurance business was assumed by Trenwick America Re, and The Insurance Corporation of New York ("INSCORP") and Dakota Specialty Insurance Company ("Dakota"), both of which are operating companies for Canterbury Financial. In addition, Trenwick owns several inactive Bermuda subsidiaries.

On December 19, 1999, Trenwick announced that it had entered into a definitive agreement to combine with LaSalle Re Holdings Limited, with shareholders of each company to receive shares in a new Bermuda holding company to be named Trenwick Group Ltd. This transaction is expected to be completed in the second quarter of 2000.

Each of Trenwick's operating insurance company subsidiaries is rated "A" (Excellent) by A.M. Best Company and has been assigned an A+ financial strength rating by Standard & Poor's. All of Chartwell Managing Agents' syndicates enjoy the benefit of the ratings of Lloyd's, which is rated "A" (Excellent) by A.M. Best Company and has an A+ claims paying ability rating from Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Trenwick's gross and net premium writings for its operational units are as follows:

                                            1999           1998           1997
                                          --------       --------       --------
Gross Premiums Written

     Trenwick America Re                  $210,921(1)    $218,249       $248,662
     Trenwick International                171,698        105,114(2)          --
     Chartwell Managing Agents              84,834(3)          --             --
     Canterbury Financial                   38,088(4)          --             --
                                          --------       --------       --------
     Total                                $505,541       $323,363       $248,662
                                          ========       ========       ========

Net Premiums Written

     Trenwick America Re                  $155,108(1)    $169,112       $195,230
     Trenwick International                129,399         81,107(2)          --
     Chartwell Managing Agents              64,462(3)          --             --
     Canterbury Financial                    5,641(4)          --             --
                                          --------       --------       --------
     Total                                $354,610       $250,219       $195,230
                                          ========       ========       ========

(1) Includes reinsurance business of Chartwell Reinsurance and its subsidiaries since its acquisition on October 27, 1999.

(2) Includes Trenwick International business since its acquisition on February 27, 1998.

(3) Includes Chartwell Managing Agents business since its acquisition on October 27, 1999.

(4) Includes Canterbury Financial business since its acquisition on October 27, 1999.

Trenwick America Reinsurance Corporation

Trenwick America Re, which comprised 44% of Trenwick's total net premiums written in 1999, underwrites United States treaty reinsurance, which accounts for the majority of its business, as well as a small amount of facultative reinsurance. In this section, Trenwick America Re's 1999 results include the reinsurance business of Chartwell Reinsurance and its subsidiaries since its acquisition on October 27, 1999.

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

Trenwick America Re's net premiums written by line of business are set forth in the following table for the periods indicated.

                    Trenwick America Reinsurance Corporation
                    Net Premiums Written By Lines of Business
                                 (in thousands)

                                             1999(1)        1998         1997
                                            ---------    ---------    ---------
Casualty

         Automobile Liability               $  17,831    $  51,299    $  50,187
         Errors and Omissions                  45,557       36,655       40,063
         General Liability                     22,170       17,743       20,795
         Accident and Health                   17,922       11,014        6,326
         Medical Malpractice                    3,422        7,700       10,293
         Workers' Compensation                  8,297        3,025       18,328
         Products Liability                     1,834        2,312        1,743
         Other Casualty                        12,431        2,697        9,133
                                            ---------    ---------    ---------
                  Total Casualty              129,464      132,445      156,868
                                            ---------    ---------    ---------
Property                                       25,644       36,667       38,362
                                            ---------    ---------    ---------
         Total                              $ 155,108    $ 169,112    $ 195,230
                                            =========    =========    =========

(1) Includes reinsurance business of Chartwell Reinsurance and its subsidiaries since its acquisition on October 27, 1999.

The major lines of reinsurance currently written by Trenwick America Re are automobile liability, errors and omissions, general liability and accident and health. Together these lines account for an aggregate of at least 67% of its net premiums written in all years indicated. The overall decline in net premiums written since 1997 is a result of three principal causes. Competition among primary companies has caused cedants to reduce their own premium writings or restructure their reinsurance programs, reducing the amount of reinsurance they purchase. As a result of consolidation within the industry, many ceding companies are now larger and financially stronger, enabling them to retain more risk. In addition, increasingly intense competition in the reinsurance markets has driven reinsurance prices on a number of accounts below pricing levels which Trenwick America Re will accept. The 65% decline in automobile liability net premium writings in 1999 resulted from the non-renewal of two significant accounts, one of which was commuted in the fourth quarter of 1999. Accident and health net premiums written increased by 63% compared to 1998 as a result of Trenwick America Re's strategic alliance with Duncanson and Holt. This account was non-renewed in 2000 following the sale of Duncanson and Holt. In 1999, the amount of property business, including automobile physical damage, underwritten by Trenwick America Re remained constant as a percentage of total net written premiums.

Three ceding companies accounted for approximately 25%, 38%, and 32% of Trenwick America Re's gross premiums written in 1999, 1998 and 1997, respectively. During 1999, Duncanson and Holt, American International Group and CNA Insurance Companies accounted for 11%, 7% and 7%, respectively, of Trenwick America Re's gross premiums written. While Trenwick America Re believes that the loss of these accounts will not have a material adverse effect on the business and operations of Trenwick, Trenwick does not believe that such a loss would have a long-term adverse effect because of Trenwick's competitive position within the reinsurance market and the availability of business from other brokers and ceding companies. Further, Trenwick believes that it will continue to underwrite new business to replace the accounts.

Trenwick International Limited

Trenwick International's business, which accounted for 36% of Trenwick's total net premiums written in 1999, consists principally of insurance and facultative reinsurance of specialty classes. Trenwick International also underwrites property and casualty treaty reinsurance. In the latter part of 1998, Trenwick International opened a branch office in Paris which specializes in facultative reinsurance of large, technically complex property risks. Premiums written by the Paris branch in 1999 were not material.

Trenwick International also obtains all of its business through brokers. Trenwick International's business consists of Specialist Risk Underwriting ("SRU") which includes direct insurance, facultative reinsurance and treaty reinsurance. The following table reflects Trenwick International's net premiums written by type of business for 1999 and 1998.

             International Net Premiums Written By Type of Business

                             (dollars in thousands)

                        1999                        1998
                  -----------------          -----------------
SRU                 98,926      76%           83,397       83%
Treaty              30,473      24%           17,385       17%
                  -----------------          -----------------
Total             $129,399     100%          100,782      100%
                  =================          =================

Specialist Risk Underwriting

SRU underwrites business in both London and Paris. Trenwick's branch office in Paris was opened in September of 1998. The principal lines of business underwritten in 1999 and 1998 include property, engineering, accident and health professional indemnity, financial institutions, liability, extended warranty and yacht hull. In 1999, approximately 53% of Trenwick International's net premiums were written directly as insurance.

Trenwick's Paris branch specializes in large, complex property risks that require a high degree of underwriting expertise. Trenwick International generally underwrites this business, which includes large manufacturing facilities, construction projects as well as both onshore and offshore energy risks, as facultative reinsurance, but can also function directly as an insurer. The Paris branch benefits from a pool of underwriters trained as engineers and has emerged as a center for this type of technical underwriting.

Treaty

Trenwick International's treaty business includes liability business, which accounted for approximately 51% of treaty business in 1999, as well as property and credit business. Treaty is written both on a proportional and non-proportional basis.

Chartwell Managing Agents

Trenwick participates in the Lloyd's market through Chartwell Managing Agents, which is a managing agent at Lloyd's and through four Lloyd's corporate members. Chartwell Managing Agents receives fees and profit commissions in respect of the underwriting and administrative services it provides to the Lloyd's underwriting syndicates that it manages. For the 2000 year of account, Chartwell Managing Agents manages three syndicates with a total underwriting capacity of approximately $377.1 million. In 1998 and 1999, Chartwell Managing Agents sold to third parties the rights to manage syndicates 866 (motor), 947 (non-marine) and 994 (non-marine) and combined into a single syndicate for the 2000 year of account the remaining non-life syndicates. Trenwick retains the benefits and obligations with respect to its Lloyd's corporate member participation interests in those syndicates for the open years of account at the time of the sale.

Trenwick's Lloyd's corporate members participated on three Lloyd's syndicates for the 2000 year of account, providing an aggregate of approximately $350.1 million of capacity to those syndicates. Approximately 93% of Chartwell Managing Agents syndicates' 2000 year of account capacity was supplied by Trenwick.

Classes of business covered by Chartwell Managing Agents' syndicates include marine, non-marine property, non-marine liability, motor, aviation and life. The table set forth below shows the gross premiums written for Trenwick's Lloyd's corporate members for the periods indicated. All amounts in the table below are presented in accordance with U.S. generally accepted accounting principles ("GAAP").

                      Trenwick's Lloyd's Corporate Members
                Gross Premiums Written by Lloyd's Market Segment
                            (dollars in thousands)(1)

                                            Year Ended December 31,
                             ---------------------------------------------------
                                       1999                        1998
                             ------------------------    -----------------------
                              Amount       % of Total     Amount      % of Total
                             --------      ----------    --------     ----------
Motor                        $ 37,370        17.7%       $ 36,212        49.9%
Non-Marine                    140,337        66.5          31,121        42.9
Aviation                       19,802         9.4           3,194         4.4
Marine                         12,350         5.9           1,757         2.4
Life                            1,092          .5             289         0.4
                             --------       -----        --------       -----
Total                        $210,951       100.0%       $ 72,573       100.0%
                             ========       =====        ========       =====

(1)Business at Lloyd's is conducted in pounds sterling. The dollar amounts shown here have been converted from pounds sterling at the average exchange rate for each of the years presented. Data shown for 1998 and that portion of 1999 prior to October 27, 1999 is not included in Trenwick's financial statements because Trenwick acquired Chartwell Managing Agents and its related Lloyd's corporate members on October 27, 1999.

Canterbury Financial Group

Canterbury Financial Group develops insurance programs through specialty production sources with a focus on a specific line or lines of business, with a limited geographic emphasis, and where the program administrator's compensation is adjusted based on the underwriting results of the business. Canterbury Financial Group evaluates each business relationship based upon the underwriting experience and operational expertise of the production source. Canterbury Financial Group periodically performs underwriting, claims and operational audits of each of its production sources.

Canterbury Financial Group's gross written premiums grew 32.7%, 4.3% and 81.3% for the years ended December 31, 1999, 1998 and 1997, respectively, over the prior year. The increases in premium reflect the geographic expansion of existing programs as well as the development of new programs during the periods shown.

The table set forth below shows the gross premiums written for Canterbury Financial Group for the periods indicated:

                           Canterbury Financial Group
                   Gross Premiums Written by Line of Business
                            (dollars in thousands)(1)

                                                              Year Ended December 31,
                                  ----------------------------------------------------------------------------------
                                          1999                         1998                         1997
                                  ---------------------         ---------------------         ----------------------
                                   Amount         Total          Amount         Total          Amount         Total
                                  --------        -----         --------        -----         --------        ------
Commercial Multiple Peril         $ 41,909         28.4%        $ 45,737         41.2%        $ 48,404         45.4%
General Liability                   36,743         25.0           31,575         28.4           30,418         28.6
Automobile                          46,471         31.5           23,354         21.0           22,267         20.9
Workers Compensation                12,589          8.5            4,224          3.8            4,169          3.9
Homeowners and Other                 9,786          6.6            6,241          5.6            1,285          1.2
                                  --------        -----         --------        -----         --------        -----
Total                             $147,498        100.0%        $111,131        100.0%        $106,543        100.0%
                                  ========        =====         ========        =====         ========        =====

(1) Data shown for 1998 and that portion of 1999 prior to October 27, 1999 is not included in Trenwick's financial statements because Trenwick acquired Canterbury Financial on October 27, 1999.

During the year ended December 31, 1999, Canterbury Financial Group underwrote approximately 64% of its gross premiums through three managing general agents, of which Florida Intracoastal Underwriters accounted for approximately 31%, HDR Insurance Services accounted for approximately 22% and Inter-Reco accounted for approximately 11%. No other managing general agent accounted for more than 10% of Canterbury Financial Group's gross insurance premiums written for such period.

In order to reduce the potential adverse effect arising from the termination of any specific business relationship, Canterbury Financial Group continues to seek to establish and develop relationships with a large number of managing general agents. While management believes that its relationships with its managing general agents are satisfactory, the termination of all or a substantial number of these relationships could have a material adverse effect on the business and operations of Canterbury Financial Group.

Marketing

Trenwick generally obtains its business through insurance and reinsurance brokers which represent the ceding company and clients in negotiations for the purchase of insurance or reinsurance. The process of effecting a brokered placement typically begins when a client or ceding company enlists the aid of a broker in structuring an insurance or reinsurance program. Often the various parties will consult with one or more lead underwriters as to the pricing and contract terms of the protection being sought. Once the terms quoted by the lead underwriter have been approved, the broker will offer participation to qualified insurers or reinsurers until the program is fully subscribed at terms agreed to by all parties.

Trenwick pays such intermediaries or brokers commissions representing negotiated percentages of the premium it writes. These commissions constitute part of Trenwick's total acquisition costs and are included in its underwriting expenses. Brokers do not have the authority to bind Trenwick America Re with respect to agreements. Under certain limited circumstances, selected administrators have the authority to bind Trenwick International, Chartwell Managing Agents and Canterbury Financial Group business. These administrators are subject to periodic financial and operational reviews. Trenwick does not commit in advance to accept any portion of the business that brokers submit to it. Business from any company, whether new or renewal, is subject to acceptance by Trenwick.

During 1999, three reinsurance brokers, AON Reinsurance Agency, Guy Carpenter and E. W. Blanch generated 37%, 16% and 8%, respectively, of Trenwick America Re's gross written premiums. These brokers are among the ten largest brokers in the insurance and reinsurance industry. Loss of all or a substantial portion of the business provided by Trenwick's brokers could have a material adverse effect on the business and operations of Trenwick. Trenwick does not believe, however, that the loss of such business would have a long-term adverse effect because of Trenwick's competitive position within the broker insurance and reinsurance market and the availability of business from other brokers.

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

Competition in the types of business which Trenwick underwrites is based on many factors. These factors include the perceived overall financial strength of the insurer or reinsurer, rates charged, other terms and conditions, agency ratings (including A.M. Best Company and Standard & Poor's), service offered, speed of service (including claims payment) and perceived technical ability and experience of staff. The number of jurisdictions in which an insurer or reinsurer is licensed or authorized to do business is also a factor.

The financial security of insurers and reinsurers has emerged as a key issue throughout the 1990's. To be accepted by clients, and by ceding companies and their brokers, insurers and reinsurers must demonstrate higher levels of financial security and solvency than were previously required. Transactions tend to have fewer and larger participants, which may negatively affect the availability of underwriting opportunities for Trenwick.

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

In connection with the acquisition of Chartwell, Trenwick acquired an environmental claims unit to evaluate the complex toxic tort and latent injury claims resident in one of Chartwell's subsidiaries, The Insurance Corporation of New York.

Unpaid Claims and Claims Expenses

General

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

Actuarial Methods

Trenwick utilizes the two most common methods of actuarial evaluation used within the insurance industry, the Bornhuetter-Ferguson method and the loss development method. The Bornhuetter-Ferguson method involves the application of selected loss ratios to Trenwick's earned premiums to determine estimates of ultimate expected loss and loss adjustment expenses for each underwriting year. Multiplying expected losses by underwriting year by a selected loss reporting pattern gives an estimate of reported and unreported IBNR losses. When the IBNR is added to the loss and loss adjustment expense amounts with respect to claims that have been reported to date, an estimated ultimate expected loss results. This method provides a more stable estimate of IBNR that is insulated from wide variations in reported losses. In contrast, the loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by Trenwick.

Trenwick provides capital to its Lloyd's corporate members, which support the underwriting capacity of the Lloyd's syndicates managed by Chartwell Managing Agents. Loss reserves for this business are established using methods similar to those used by Trenwick for its operating insurance company subsidiaries. Chartwell Managing Agents has engaged Bacon & Woodrow London Market Services Ltd. ("B&W"), an independent actuarial consulting firm, to review the loss reserves and prepare an actuarial opinion for each of its syndicates, including the actuarial opinion required by Lloyd's solvency regulations. The B&W opinions, which are prepared solely for the use of Lloyd's regulators and are only to be relied upon by Chartwell Managing Agents, assist its syndicates in establishing appropriate reserve estimates for both the reinsurance to close and the open years of account.

In the reserve setting process, Trenwick includes provisions for inflation and "social inflation" if appropriate, as losses are generally not determined until some time in the future. Trenwick continually monitors legislative activity and evaluates the potential effect of any legislative changes on its reserve liabilities.

Trenwick's reserves are carried at the full amount estimated for ultimate expected losses and loss adjustment expense without any discount to reflect the time value of money in accordance with both statutory accounting practices and GAAP. Trenwick's actuarial department regularly performs loss reserve analyses for its operating insurance company subsidiaries.

Reserve Analysis

The following table presents the development of Trenwick's net unpaid claims and claims expenses for 1989 through 1999. The top line of the table shows the net unpaid claims and claims expenses at the balance sheet date for each of the indicated years. This reflects the net estimated amounts of claims and claims expenses for claims arising in that year and in all prior years that are unpaid at the balance sheet date, including claims that had been incurred but not yet reported to Trenwick. The upper portion of the table shows the net cumulative subsequently paid amounts as of successive years with respect to that liability. The middle portion of the table shows the net re-estimated amount of the previously recorded net unpaid claims and claims expenses based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the net re-estimated liability at each December 31 is less (greater) than the prior net liability estimate. The net "Cumulative Redundancy (Deficiency)" depicted in the table for any particular calendar year represents the aggregate change in the initial net estimates over all subsequent calendar years.

The lower portion of the table presents a reconciliation of the net unpaid claims and claims expenses as of the end of the year with the related gross unpaid claims and claims expenses as of December 31, 1991 through 1999. Additionally, the table presents a reconciliation of the gross re-estimated unpaid claims and claims expenses as of the end of the latest re-estimation year, with separate disclosure of the related re-estimated reinsurance recoverable on unpaid claims and claims expenses. The "gross cumulative redundancy" depicted in the table for the calendar years 1991 through 1999 represents the aggregate change in the initial gross estimates over all subsequent calendar years.

                DEVELOPMENT OF UNPAID CLAIMS AND CLAIMS EXPENSES

                                 (in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                           1999       1998        1997       1996        1995       1994       1993        1992
----------------------------------------------------------------------------------------------------------------------------------
Net unpaid claims and claims
expenses, end of year                   $1,207,436    $449,264  $ 379,351    $386,887   $327,001    $294,008   $268,091   $266,685

Cumulative amount of net
liability paid as of:
         One year later                                172,674    104,718      94,197     46,860      61,804     52,300     52,260
         Two years later                                          194,188     162,565    110,289      81,417     90,382     93,312
         Three years later                                             --     215,803    149,810     121,133     89,445    118,345
         Four years later                                              --          --    178,919     142,485    112,119    111,174
         Five years later                                              --          --         --     156,204    124,096    125,847
         Six years later                                               --          --         --          --    134,535    133,502
         Seven years later                                             --          --         --          --         --    139,779
         Eight years later                                             --          --         --          --         --         --
         Nine years later                                              --          --         --          --         --         --
         Ten years later                                               --          --         --          --         --         --

Net liability re-estimated as of:

         One year later                                463,892    372,176     381,521    322,562     291,943    267,644    255,379
         Two years later                                          383,584     374,336    317,199     279,561    263,473    255,379
         Three years later                                                    381,463    308,700     274,283    246,367    252,458
         Four years later                                              --          --    309,282     265,041    241,478    236,009
         Five years later                                              --          --         --     266,583    229,742    230,488
         Six years later                                               --          --         --          --    230,824    222,094
         Seven years later                                             --          --         --          --         --    223,473
         Eight years later                                             --          --         --          --         --         --
         Nine years later                                              --          --         --          --         --         --
         Ten years later                                               --          --         --          --         --         --



Net cumulative redundancy (deficiency)                 (14,628)    (4,233)       5,424     17,719       27,425     37,267     43,212
Percentage                                                           (1)%          1%         5%           9%        14%       16%
Gross Liability, end of year                           682,428    518,387     467,177    411,874     389,298    354,582    351,897
Reinsurance recoverable                                233,164    139,036      80,290     84,873      95,290     86,491     85,212
Net liability, end of year                             449,264    379,351     386,887    327,001     294,008    268,091    266,685
Gross re-estimated liability-latest                    719,143    521,011     462,384    393,765     339,514    293,613    288,355
Re-estimated recoverable-latest                        255,251    137,427      80,921     84,483      72,931     62,789     64,882
Net re-estimated liability-latest                      463,892    383,584     381,463    309,282     266,583    230,824    223,473
Gross cumulative redundancy (deficiency)               (36,715)    (2,624)      4,793     18,109      49,784     60,969     63,542


--------------------------------------------------------------------------
                                          1991        1990       1989
--------------------------------------------------------------------------
Net unpaid claims and claims
expenses, end of year                     $258,774   $245,105    $214,391

Cumulative amount of net
liability paid as of:
         One year later                     44,930     42,234      29,407
         Two years later                    80,725     77,183      60,888
         Three years later                 111,225    102,590      84,283
         Four years later                  127,431    124,129     101,597
         Five years later                  116,224    134,657     116,047
         Six years later                   127,130    122,089     124,465
         Seven years later                 132,194    129,100     110,656
         Eight years later                 137,401    132,888     115,017
         Nine years later                       --    136,959     117,364
         Ten years later                        --         --     120,895

Net liability re-estimated as of:

         One year later                    253,781    238,324     206,724
         Two years later                   243,488    233,565     199,864
         Three years later                 243,586    223,417     196,232
         Four years later                  241,600    224,171     188,052
         Five years later                  225,592    223,172     189,148
         Six years later                   217,852    213,327     188,884
         Seven years later                 208,701    205,179     180,619
         Eight years later                 211,487    199,948     176,778
         Nine years later                       --    202,578     172,846
         Ten years later                        --         --     175,362



Net cumulative redundancy (deficiency)      47,287     42,527      39,029
Percentage                                     18%        17%         18%
Gross Liability, end of year               332,503
Reinsurance recoverable                     73,729
Net liability, end of year                 258,774
Gross re-estimated liability-latest        268,217
Re-estimated recoverable-latest             56,730
Net re-estimated liability-latest          211,487
Gross cumulative redundancy (deficiency)    64,286

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

The trend depicted in the table indicates that net unpaid claims and claims expense liability at December 31, 1998 and 1997 have developed unfavorably due to Trenwick America Re's unfavorable development for claims occurring in accident years 1996 through 1998. For further discussion of unpaid claims and claims expenses, see Note 4 of Notes to the Consolidated Financial Statements of Trenwick.

Management believes that Trenwick's reserves are adequate. However, the process of estimating reserves is inherently imprecise and involves an evaluation of many variables, including potentially unpredictable social and economic conditions. Accordingly, there can be no assurance that Trenwick's ultimate liability will not vary significantly from amounts reserved. The inherent uncertainties of estimating such reserves are greater for reinsurers than for primary insurers, primarily due to the longer-term reporting nature of the reinsurance business, the diversity of development patterns among different types of reinsurance, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Reserves also include provisions for latent injury or toxic tort claims that cannot be estimated with traditional reserving techniques. Due to inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage. Management believes that Trenwick's exposure to such latent losses is lessened because of its relatively recent entry into the reinsurance business (other than INSCORP), its low historical levels of premium volume prior to the application of exclusions for asbestos and environmental liabilities, its retrocessional programs and the protection afforded by Trenwick's Contingent Interest Notes due June 30, 2006 (the "Contingent Interest Notes") the payment of which is subject to reduction in the event of such adverse reserve development related to INSCORP's business.

Reserves for Trenwick's participation in Lloyd's syndicates through its Lloyd's corporate members are included in the 1999 year end reserves. Part of the reserve represents reinsurance to close balances brought forward to the open years of account (for example, 1996 reinsured into the 1997 open year). Favorable or unfavorable development of the prior year's reserves can influence the results of the open years of 1997, 1998 and 1999. Consequently, there can be no assurance as to the adequacy of reserves and the risk of future developments, both favorable and unfavorable, exists.

Trenwick's reserves include an estimate of Trenwick's ultimate liability for asbestos and environmental claims. The gross and net unpaid claims and claims expenses for asbestos and environmental claims are as follows:

                                                              1999          1998        1997
------------------------------------------------------------------------------------------------
(in thousands)
Unpaid claims and claims expenses gross of
     reinsurance recoverable, end of year                   $ 100,131      $ 8,476     $  8,924
Unpaid claims and claims expenses, net of
     reinsurance recoverable, end of year                      72,092        8,428        8,814
Reinsurance recoverable on unpaid claims and
     claims expenses, end of year                              28,039           48          110

The increase of the gross and net unpaid claims and claims expenses reflect the inclusion of the reserves related to the Chartwell acquisition. Under Trenwick's current interpretation of policy language, management does not believe that it has a material exposure to environmental claims that requires additional reserves beyond its current estimates.

Contingent Interest Notes

Upon consummation of the acquisition of Chartwell, Trenwick assumed all of Chartwell's obligations under the Contingent Interest Notes, which were originally issued by Piedmont Management Company Inc. to its stockholders just prior to its acquisition by Chartwell in 1995. The Contingent Interest Notes, which mature on June 30, 2006, are designed to provide Trenwick with protection against adverse development of INSCORP's reserves for losses and loss adjustment expenses. In the event there is no adverse development, Trenwick will be required to pay the holders of the CI Notes approximately $55 million in contingent interest. This contingent interest payment is in addition to the $1 million principal amount of the Contingent Interest Notes and interest on such principal amount at 8% per annum (collectively, the "Fixed Amount") which Trenwick in any event must pay at maturity or earlier redemption of the Contingent Interest Notes.

In general, assuming the Contingent Interest Notes are settled at maturity, the contingent interest will be equal to $55 million (a) less an amount equal to (i) the amount of any adverse development of the loss and loss adjustment expense reserves and related accounts (including certain reinsurance recoverable, commissions and unearned premiums) of INSCORP recorded as of March 31, 1995, minus (ii) $25 million, (b) plus the amount of certain tax benefits received or recorded by Trenwick as a result of the amount determined pursuant to clause (a) above. The amount so calculated may not be greater than $55 million nor less than a minimum amount equal to the lesser of (a) $10 million less the Fixed Amount and (b) the tax benefits referred to above. In the event that the Contingent Interest Notes are settled prior to maturity, the foregoing formula will in general apply, except that the $55 million maximum amount of the Contingent Interest Notes will be reduced to an amount equal to $55 million discounted back from June 30, 2006 at a discount rate of 8% per annum, compounded annually, and the tax benefits will be calculated in a prescribed manner.

The carrying value of the Contingent Interest Notes on Trenwick's consolidated financial statements at December 31, 1999 was $34.7 million, representing the sum of the aggregate principal amount of the Contingent Interest Notes and the present value as of such date of the maximum amount of contingent interest payable on the Contingent Interest Notes at their stated maturity in 2006. During the term of the Contingent Interest Notes, the discounted carrying value of the Contingent Interest Notes will be increased to reflect accretion of (i) interest on the principal amount and (ii) the discounted contingent interest. To the extent that adverse development of INSCORP's reserves (including IBNR reserves) occurs prior to the maturity or redemption of the Contingent Interest Notes, the contingent interest payable on the Contingent Interest Notes (and, therefore, the then-current carrying value of such Contingent Interest Notes) will be reduced. Such reductions in the carrying value of the Contingent Interest Notes would offset in part, in the period in which such adverse development occurs, any reduction in Trenwick's GAAP net income and stockholders' equity resulting from such adverse reserve development (that would, however, still be reflected in Trenwick's statutory underwriting results and in the policyholders' surplus of INSCORP and any parent insurer of INSCORP).

At its option, Trenwick may settle the Contingent Interest Notes with shares of common stock of Trenwick instead of payment of cash. For purposes of settlement of the Contingent Interest Notes, such common stock would be valued at 85% of its average closing market price over a specified period prior to the settlement date. However, Trenwick may not settle the Contingent Interest Notes in its common stock unless (i) such stock is registered under the Securities Act of 1933 (or is otherwise freely tradeable other than by certain affiliates of Trenwick), (ii) such stock is listed on a national securities exchange or the NASDAQ National Market and (iii) all Contingent Interest Notes are settled in such common stock. Moreover, Trenwick may not settle the Contingent Interest Notes in its common stock if the Contingent Interest Notes are being settled following acceleration thereof due to an event of default under the Contingent Interest Notes.

Reinsurance and Retrocessional Agreements

Trenwick enters into reinsurance and retrocessional agreements to reduce its net liability on individual risks, protect against catastrophic losses and maintain acceptable ratios.

Trenwick America Re has various retrocessional facilities, all of which are on a treaty basis. These retrocessional facilities include one treaty for Trenwick America Re's facultative casualty reinsurance business, which applies on a risk or account basis, and two for its treaty property business, which protect it against multiple claims arising out of a single occurrence or event. As a result of these facilities, Trenwick America Re's maximum retention generally does not exceed $500,000 per occurrence on facultative business and $2,300,000 per occurrence on property catastrophe business. From 1989 to 1999, Trenwick America Re has purchased aggregated excess of loss ratio treaties from several reinsurers. These facilities provided Trenwick with a layer of protection against adverse results from its domestic casualty business in excess of specified loss ratios. Trenwick did not purchase an aggregate excess of loss ratio treaty for 2000.

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

Chartwell Managing Agency, as part of its business strategy, has historically purchased a significant amount of reinsurance for the Lloyd's syndicates it manages. Reinsurance is generally purchased to protect the syndicates against extraordinary loss or loss involving one or more underwriting classes. The amount purchased is determined with reference to the syndicates' aggregate exposure and potential loss scenarios.

Canterbury Financial Group purchases reinsurance specifically tailored to each of the specialty programs underwritten by its insurance subsidiaries.

In connection with the acquisition of Chartwell by Trenwick, Chartwell's insurance company subsidiaries purchased an aggregate excess of loss reinsurance agreement providing up to $100 million in coverage against unanticipated increases in Chartwell's reserves for business written on or before October 27, 1999, the date of completion of the acquisition of Chartwell. Within the $100 million maximum, the protection is limited to $100 million for increased reserves attributable to Chartwell's Lloyd's operations, $25 million for increased reserves attributable to catastrophe and year 2000 losses and $50 million for increased reserves attributable to asbestos and environmental coverage losses. The aggregate excess of loss reinsurance agreement is not cancelable by the reinsurers, London Life and Scandanavian Re and their obligations have been secured by a trust account. The premium payable for this aggregate excess of loss reinsurance agreement was approximately $56 million.

Trenwick remains liable with respect to insurance and reinsurance ceded in the event that the insurer or retrocessionaire is unable to meet its obligations. All reinsurers and retrocessionaires must be formally approved by the operating company's Security Committee. The Security Committees re-evaluate the financial condition of Trenwick reinsurers and retrocessionaires at least annually. The evaluation process involves financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by Trenwick. Business may not be conducted with retrocessionaires who are not currently approved by the Security Committees.

Trenwick  America  Re's  principal  retrocessionaires  are  Zurich  Reinsurance,
Continental Casualty Company, Unum Life Insurance Company of America and National Union Fire Insurance Company. Chartwell Re's principal retrocessionaires are Centre Reinsurance (Bermuda) Limited and London Life and Casualty Reinsurance Corp. and Scandinavian Reinsurance Company Limited. INSCORP's largest reinsurers in 1999 were American Reinsurance company, Navigators Insurance Company and European International Reinsurance Company Limited. Trenwick International has two principal retrocessionaires, Lloyds of London and Transatlantic Re. All these retrocessionaires are rated A (Excellent) or better by A.M. Best Company. At December 31, 1999, Trenwick had no material uncollectible amounts due from its retrocessionaires.

Investments

The Investment Committee of Trenwick's Board of Directors oversees investments and sets procedures and guidelines for investment strategy. Trenwick's internal staff manage these investments and utilize the services of investment advisers. Trenwick's investment strategy focuses on capital preservation and income predictability. This strategy also requires that the risks associated with these objectives are properly managed. Accordingly, Trenwick emphasizes investment grade debt investments. At December 31, 1999, 79% of Trenwick's investments in debt securities were rated Aa or better. In October 1998, certain securities had their ratings withdrawn by various nationally recognized statistical rating organizations. The servicer of these securities, Commercial Financial Services, Inc., filed for protection under Chapter 11 of the Federal Bankruptcy Code in December 1998. During 1999, Trenwick wrote down the value of these securities by $5.2 million.

Trenwick's investment strategy permits an allocation for equity securities. At December 31, 1999, 6% of Trenwick's total investments and cash were invested in common and preferred equities, which consist primarily of securities issued by U.S. and United Kingdom corporations. The primary risk associated with these securities is the exposure to daily market fluctuations.

The investments of each of Trenwick's insurance company subsidiaries must comply with the respective insurance laws of the jurisdiction of domicile of that insurance company, and of the other jurisdictions in which it is licensed or authorized. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stock, real estate mortgages and real estate. These laws generally penalize high concentrations of riskier types of assets and high exposures to certain types of issuers.

Trenwick invests in three types of structured securities, collateralized mortgage obligations ("CMO"), mortgage-backed securities not backed by U.S. government agencies ("non-agency MBS") and asset-backed securities ("ABS"), each accounting for 5%, 5% and 2%, respectively, of Trenwick's portfolio at December 31, 1999.

CMOs consist of planned amortization classes ("PACs") which have been constructed with a certain amount of call protection and CMOs that have lost their PAC protection (sometimes called "broken" or "busted" PACs), due to actual prepayments being significantly higher or lower than originally forecast. These agency backed CMOs are not subject to credit risk, as all holdings are backed indirectly or directly by the Federal government or one of its agencies. The material risk inherent to holding these CMOs is prepayment risk, which relates to the timing of cash flows that result from amortization, whether it accelerated, because of lower interest rates and therefore higher than expected prepayments, or decelerated, because of higher interest rates and therefore lower than expected prepayments. Changes in principal repayments could negatively affect investment income due to the timing of the reinvested funds.

Non-agency MBSs are constructed primarily from the securitization of mortgages on commercial or residential real estate and, lacking any agency backing, are inherently subject to credit risk. They also have an element of prepayment risk which is contingent on the structure of each security and its underlying collateral. 93% of the non-agency MBS issues Trenwick has purchased have a rating of A or better from various Nationally Recognized Statistical Rating Organizations.

The asset-backed securities owned by Trenwick have primarily credit card and home equity receivables as collateral and are subject also to credit risk. These securities have less cash flow uncertainty than non-agency MBS and CMO issues, because the issuer has the ability to add in new collateral should the asset-backed security experience faster prepayments, or in the event of default on the underlying collateral. 94% of the asset-backed securities owned by Trenwick are rated A or better by various Nationally Recognized Statistical Rating Organizations. The remaining 6% include the asset-backed securities serviced by Commercial Financial Services, Inc. for which ratings have been withdrawn.

Trenwick also invests in agency pass-through securities which account for 7% of Trenwick's portfolio at December 31, 1999. As with CMOs, these securities are subject to prepayment risk.

Trenwick holds debt securities and cash in a number of currencies. At December 31, 1999, approximately 16% of Trenwick's debt securities and cash were held in U.K. sterling, and the remainder in six other currencies.

The table below sets forth the distribution of Trenwick's investments available for sale at December 31, 1999 by type, maturity and quality rating.

                                   Investments
                             (dollars in thousands)

                                                                     Average       Estimated
                                                                     Maturity         Fair             Amortized
                                                                     In Years        Value                Cost
                                                                     --------        -----                ----
Type (debt securities)
U.S. Government bonds                                                  4.3         $  114,537         $  114,839
Obligations of states and political subdivisions(1)                    6.3            454,993            460,176
Mortgage-backed and asset-backed securities                            8.1            288,535            290,801
Debt securities issued by British government                           3.7            115,023            117,165
Debt securities issued by other foreign governments                    4.9             54,996             55,436
Public utilities                                                      14.7             20,891             21,229
Corporate securities                                                   8.3            259,446            262,855
Certificates of deposit                                                 .2              2,940              2,937
                                                                                   ----------         ----------
Total debt securities                                                  6.8         $1,311,361         $1,325,438
                                                                                   ==========         ==========
Maturity (debt securities)
Due in one year or less                                                 .5             94,546             93,913
Due in one year through five years                                     2.9            544,077            545,161
Due after five years through ten years                                 7.3            482,652            490,465
Due after ten years                                                   19.1            190,086            195,899
                                                                                   ----------         ----------
      Total debt securities                                            6.8         $1,311,361         $1,325,438
                                                                                   ==========         ==========
Quality (debt securities)
Aaa(2)-U.S. government bonds                                                       $  114,537         $  114,839
      Obligations of states and political subdivisions                                349,474            352,936
      Mortgage-backed and asset-backed securities                                     211,980            211,775
      Debt securities issued by British government                                    115,023            117,165
      Debt securities issued by other foreign governments                              31,402             31,783
      Corporate securities                                                             14,585             14,959
      Certificates of deposit                                                           1,991              1,988
                                                                                   ----------         ----------
                                                                                      838,992            845,445
                                                                                   ----------         ----------
Aa(2)-Obligations of states and political subdivisions                                 77,762             78,661
      Mortgage-backed and asset-backed securities                                      44,554             45,923
      Corporate securities                                                             58,250             58,558
      Debt securities issued by other foreign governments                              16,707             16,715
      Public utilities                                                                  2,438              2,483
                                                                                   ----------         ----------
                                                                                      199,711            202,340
                                                                                   ----------         ----------
A(2)-Obligations of states and political subdivisions                                  16,006             16,232
      Mortgage-backed and asset-backed securities                                      24,522             25,465
      Debt securities issued by other foreign governments                               6,887              6,938
      Public utilities                                                                 13,065             13,152
      Corporate securities                                                            105,932            106,928
      Certificates of deposit                                                             809                809
                                                                                   ----------         ----------
                                                                                      167,221            169,524
                                                                                   ----------         ----------
Baa(2)-Obligations of states and political subdivisions                                11,751             12,347
      Mortgage-backed and asset-backed securities                                       5,983              6,142
      Public utilities                                                                  4,335              4,469
      Corporate securities                                                             56,631             57,476
                                                                                   ----------         ----------
                                                                                       78,700             80,434
                                                                                   ----------         ----------
Ba(2)-Public utilities                                                                  1,053              1,125
      Corporate securities                                                             12,543             13,032
                                                                                   ----------         ----------
                                                                                       13,596             14,157
                                                                                   ----------         ----------
B(2)-Corporate securities                                                              11,143             11,495
                                                                                   ----------         ----------
Caa(2)-Corporate securities                                                               138                183
                                                                                   ----------         ----------
P1(2)-Certificates of deposits                                                            140                140
                                                                                   ----------         ----------
      Non-rated Corporate security                                                        224                224
                                                                                   ----------         ----------
      Withdrawn - Asset-backed securities                                               1,496              1,496
                                                                                   ==========         ==========
      Total debt securities                                                        $1,311,361         $1,325,438
                                                                                   ----------         ----------

(1) Obligations of states and political subdivisions include $38,240,000 escrowed in U.S. Government Securities, $242,320,000 insured by Municipal Bond Investors Assurance Corporation, Financial Guaranty Insurance
      Company, AMBAC Indemnity Corporation, or Financial Security Assurance Corporation and $29,940,000 both escrowed and insured.

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

Regulation

Trenwick and its insurance company subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States and the United Kingdom. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating Trenwick's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to Trenwick's subsidiaries relate to reporting and enable regulators to closely monitor Trenwick's performance. Typical required reports include information concerning Trenwick's capital structure, ownership, financial condition, and general business operations.

Trenwick International is subject to the regulatory authority of the United Kingdom Financial Services Authority. Both Chartwell Managing Agents and Trenwick's dedicated Lloyd's underwriting entities, as a Lloyd's managing general agent and Lloyd's corporate members, respectively, are subject to regulation and supervision by the Council of Lloyd's. Lloyd's operates under a self-regulatory regime under the Lloyd's Act 1982 and has the power to set, interpret and change the rules which govern the operation of the Lloyd's market, subject to regulation for solvency purposes by the Financial Services Authority. Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. In addition, Lloyd's imposes restrictions against persons becoming controllers and major shareholders of managing agents and corporate members without the consent of Lloyd's first having been obtained. The United Kingdom government has established the Financial Services Authority as a single regulator to supervise securities, banking and insurance business, including Lloyd's. When the Financial Services and Market Bill becomes law, probably in late 2000, the Financial Services Authority will have wide authorization and intervention powers in relation to Lloyd's. A consultation process has commenced in relation to Lloyd's regulatory framework.

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

Risk Based Capital

The NAIC has adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The ratios of Total Adjusted Capital to Authorized Control Level RBC for each of Trenwick's United States insurance company subsidiaries exceeded all the RBC trigger points at December 31, 1999, 1998 and 1997.

State Insurance Regulation

The premium rates and policy terms of Trenwick's reinsurance agreements generally are not subject to regulation by any government authority. This contrasts with Trenwick's property and casualty insurance operations where the premium rates and policy terms are generally closely regulated by state insurance departments. As a practical matter, however, the premium rates charged by insurers may place a limit on the rates which can be charged by reinsurers.

The regulation and supervision to which Trenwick's insurance subsidiaries are subject relate primarily to the standards of solvency that must be met and maintained, licensing requirements for reinsurers, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of insureds or reinsureds, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the insureds and reinsureds, rather than Trenwick's security holders. Trenwick believes that it is in compliance with all such material regulations.

Trenwick is subject to regulation under the insurance statutes and insurance holding company statutes of various states, including Connecticut, New York and North Dakota, the domicile states of its U.S. insurance companies. These laws and regulations vary from state to state, but generally require an insurance holding company, and insurers and reinsurers that are subsidiaries of an insurance holding company, to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations.

State laws also require prior notice or regulatory agency approval of direct or indirect changes in control of an insurer, reinsurer or its holding company and of certain significant intercorporate transfers of assets within the holding company structure. An investor who acquires securities representing or convertible into more than 10% of the voting power of the securities of Trenwick would become subject to at least some of such regulations and would be subject to approval by the Connecticut, New York and North Dakota Insurance Commissioners prior to acquiring such shares. Such investor would also be required to file certain notices and reports with the Insurance Commissioners prior to such acquisition.

Codification of Statutory Accounting Principles

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, the states of Connecticut (domicile of Trenwick America Re), Minnesota (domicile of Chartwell Reinsurance), New York (domicile of INSCORP and ReCor) and North Dakota (domicile of Dakota) will adopt the Codification. It is uncertain what effect adoption of the Codification for the preparation of statutory financial statements would have on those statutory financial statements.

Dividends

Because Trenwick's operations are conducted through its operating subsidiaries, Trenwick is dependent upon the ability of its operating subsidiaries, to transfer funds, principally in the form of cash dividends, tax reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick's insurance subsidiaries are subject to further regulations that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations.

Under the applicable provisions of the insurance holding company laws of the states of domicile of Trenwick America Re, Chartwell Reinsurance and Dakota, such companies may only pay dividends without the approval of the applicable state insurance regulator, if such dividends, together with other dividends paid within the preceding twelve months, are less than the greater of (i) 10% of the insurer's policyholders' surplus as of the end of the prior calendar year or
(ii) the insurer's statutory net income, excluding realized capital gains, for the prior calendar year. As a further restriction, the maximum amount of dividends most U.S. insurers may pay is limited to its earned surplus, also known as its unassigned funds. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the state insurance regulator.

Under New York law, which is applicable to INSCORP and ReCor Insurance Company Inc. ("ReCor") the maximum ordinary dividend payable in any twelve month period without the approval of the New York Insurance Department is the lesser of (i) 10% of policyholders surplus as shown on the company's last annual statement or any more recent quarterly statement or (ii) the company's adjusted net investment income. Adjusted net investment income is defined as net investment income for the twelve months preceding the declaration of the dividend plus the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. In any case, New York law permits the payment of an ordinary dividend by an insurer or reinsurer only out of earned surplus.

In addition to the foregoing limitations, the New York Insurance Department, as is its practice in any change of control situation, required Trenwick to commit to preclude the acquired New York-domiciled insurers, INSCORP and ReCor, from paying any dividends for two years after the merger with Chartwell without prior regulatory approval. The foregoing restriction will expire on October 27, 2001. Neither INSCORP nor ReCor paid any dividends in 1997, 1998 or 1999.

Moreover, insurance holding company laws generally provide that, notwithstanding the receipt of any dividend from a subsidiary insurer, an insurer may make dividend payments to its parent only to the extent it is permitted to do so under its applicable dividend restrictions. In other words, the ability of a subsidiary insurer to pay dividends without restriction may be impaired if its parent insurer cannot pay dividends without restriction.

The maximum dividend permitted by law may not be indicative of an insurer's actual ability to pay dividends, which may be constrained by business and other regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, beyond the limits described in the preceding paragraph, insurance regulatory authorities often have the discretion to limit the payment of dividends by insurance companies domiciled in their jurisdictions.

In 2000, of Trenwick's U.S. insurance subsidiaries, only Dakota could pay a dividend or other distribution without prior approval of the applicable insurance regulatory authority. In 2000, Dakota Specialty could pay a dividend of $2.8 milion without prior approval. During 1999, 1998 and 1997, Trenwick America Re paid dividends of $53.4 million, $30.1 million and $8.3 million,respectively. Chartwell Reinsurance paid dividends of $30.3 million in 1999 and $3.0 million in 1997. Chartwell Reinsurance did not pay any dividends in 1998. None of Trenwick's other U.S. insurance subsidiaries paid any dividends in 1999, 1998 or 1997.

Under the applicable laws of the United Kingdom, Trenwick's U.K. subsidiaries may make shareholder distributions only from accumulated realized profits, net of accumulated realized losses. In addition, under the UK Insurance Companies Act, Trenwick International is not permitted to make any distribution that would reduce its net assets below the required minimum margin of solvency which, as determined under the U.K. Financial Service Authority's rules, is approximately $16.7 million as of December 31, 1999. Trenwick International must also notify the United Kingdom Financial Services Authority of any proposal to declare or pay a dividend on any of its share capital. Under Lloyd's regulations, Chartwell Managing Agents is not permitted to make any distribution that would cause its assets to fall below any of Chartwell Managing Agents' share capital, minimum net current asset margin or minimum net asset margin. As of December 31, 1999, the highest of the three tests required Chartwell Managing Agents to maintain approximately $1.1 million of capital.

Investment Limitations

Connecticut, New York and North Dakota laws and regulations govern the types and amounts of investments which are permissible for Trenwick's insurance company subsidiaries. These rules are designated to ensure the safety and liquidity of the insurers' investment portfolio. In general, these rules permit insurers to purchase only investments which are interest bearing, interest accruing, entitled to dividends or otherwise income earning and not then in default in any respect, and insurers must be entitled to receive for its exclusive account and benefit the interest or income accruing thereon. No security or investment is eligible for purchase at a price above its fair value or market value. In addition, these rules require investments by Trenwick to be diversified. The U.K. Financial Services Authority governs the types and amounts of investments which are permissible for insurers in the United Kingdom, including Trenwick International. Likewise, Lloyd's regulations govern the types and amounts of investments that are permissible for Chartwell Managing Agents to make with the assets of the Lloyd's syndicates that it manages. These laws penalize high concentrations of riskier types of assets and high exposures to certain types of issuers. Trenwick believes that it is in compliance with all material applicable investment laws.

Employees

At December 31, 1999, Trenwick employed a total of 124 and 284 persons in its domestic and international operations, respectively. Trenwick has no employees represented by a labor union and believes that its employee relations are good.

Item 2. Properties

Trenwick's corporate headquarters and Trenwick America Re's offices are located in approximately 46,000 total square feet of leased office space at One Canterbury Green, Stamford, Connecticut. In connection with the acquisition of Chartwell, Trenwick assumed a lease of approximately 53,000 square feet of space at Four Stamford Plaza in Stamford, Connecticut. Chartwell Managing Agents leases approximately 39,000 square feet of space in London, England and Trenwick International leases office space in London, England and Paris, France. Management believes Trenwick's current office space is adequate for its needs. See Note 8 of Notes to the Consolidated Financial Statements of Trenwick.

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

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of stockholders of Trenwick was held in Old Greenwich, Connecticut on October 7, 1999. Shareholders holding 8,680,216 shares of Trenwick's common stock, 82.8% of the then outstanding shares, were represented in person or by proxy.

The proposal to adopt the merger agreement between Trenwick and Chartwell and approve the merger of Chartwell with and into Trenwick and the issuance of Trenwick common stock to Chartwell stockholders upon completion of the merger was approved: 7,881,754 shares voted in favor; 7,884 shares voted against; and 1,155 shares abstained (including broker non-votes).

The proposal to amend Trenwick 1993 Stock Option Plan to increase the aggregate number of shares of Common Stock subject to awards under such plan by 125,000 shares was approved: 7,584,123 shares voted in favor; 294,381 shares voted against; and 801,712 shares abstained (including broker non-votes).

                                     PART II

Item 5. Market for Corporation's Common Stock and Related Stockholder Matters

As of October 28, 1999, Trenwick Common Stock commenced trading on the New York Stock Exchange under the ticker symbol TWK. Prior to such date, Trenwick Common Stock traded on the NASDAQ National Market System under the ticker symbol TREN. The following table sets forth for the periods presented below, the high and low sales price of the Trenwick Common Stock as reported by the NASDAQ through October 27, 1999 and as reported by the NYSE from October 28, 1999 through December 31, 1999. On March 27, 2000, the last reported sales price of Trenwick Common Stock on the NYSE was $13.81 per share.

Year ended December 31, 1998                         High           Low
                                                     ----           ---
     First Quarter                                  $38.00         $33.75
     Second Quarter                                  41.75          35.50
     Third Quarter                                   39.50          28.00
     Fourth Quarter                                  34.50          27.31

Year ended December 31, 1999
     First Quarter                                   35.00          25.50
     Second Quarter                                  31.94          24.66
     Third Quarter                                   25.06          16.56
     Fourth Quarter                                  21.25          14.75

There were 327 holders of record and in excess of 2,700 beneficial owners of Trenwick Common Stock as of March 24, 2000.

Trenwick paid a quarterly cash dividend of $.25 per share in each quarter of 1998 and a quarterly cash dividend of $.26 per share in each quarter of 1999. The declaration and payment of future dividends will be at the discretion of Trenwick's Board of Directors and is subject to certain legal, regulatory and other restrictions. For a description of restrictions on Trenwick's ability to pay dividends, reference is made to Item 1, Business - Regulation, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 12 of Notes to the Consolidated Financial Statements of Trenwick.

Item 6. Selected Financial Data

                                                            1999            1998            1997            1996            1995
                                                        -----------      -----------     -----------     -----------     -----------
                                                                          (in thousands except per share data)
Statement of Operations Data
Net premiums written                                    $   354,610      $   250,219     $   195,230     $   226,364     $   197,162
                                                        ===========      ===========     ===========     ===========     ===========
Net premiums earned                                     $   325,114      $   245,561     $   190,156     $   211,069     $   177,394
Net investment income                                        66,394           56,316          48,402          41,226          36,828
Net realized investment gains                                 1,916            9,016           2,304             299             368
Other income                                                    861              421              10              --              --
                                                        -----------      -----------     -----------     -----------     -----------
Total revenues                                          $   394,285      $   311,314     $   240,872     $   252,594     $   214,590
                                                        ===========      ===========     ===========     ===========     ===========
Net income (loss)                                       $   (11,048)     $    34,792     $    35,252     $    33,848     $    29,841
                                                        ===========      ===========     ===========     ===========     ===========
Per Share Data
Basic Earnings
   Income (loss) before extraordinary item              $      (.94)     $      2.99     $      3.12     $      3.40     $      3.09
                                                        ===========      ===========     ===========     ===========     ===========
   Net income  (loss)                                   $      (.94)     $      2.99     $      3.03     $      3.40     $      3.09
                                                        ===========      ===========     ===========     ===========     ===========
Weighted average shares outstanding                          11,762           11,657          11,645           9,959           9,674
                                                                         ===========     ===========     ===========     ===========
Diluted earnings
   Income (loss) before extraordinary item              $      (.94)     $      2.95     $      3.01     $      2.85     $      2.59
                                                        ===========      ===========     ===========     ===========     ===========
   Net income (loss)                                    $      (.94)     $      2.95     $      3.01     $      2.85     $      2.59
                                                        ===========      ===========     ===========     ===========     ===========
Weighted average shares outstanding                          11,762           11,779          12,265          13,352          13,149
                                                        ===========      ===========     ===========     ===========     ===========
     Dividends                                          $      1.04      $      1.00     $       .97     $       .83     $       .75
                                                        ===========      ===========     ===========     ===========     ===========
Balance Sheet Data
Investments and cash                                    $ 1,749,859      $ 1,005,211     $   864,324     $   754,210     $   653,704
Total assets                                              3,240,599        1,392,261       1,085,956         920,804         820,930
Unpaid claims and claims expenses                         1,964,139          682,428         518,387         467,177         411,874
Long term debt                                              248,905           75,000              --         103,500         103,500
Company  obligated  mandatorily
   redeemable preferred capital
   securities of subsidiary trust
   holding solely junior subordinated
   debentures of Trenwick                                   110,000          110,000         110,000              --              --
Common stockholders' equity                                 462,249          348,029         357,649         265,753         240,776
Shares of common stock outstanding                           16,889           11,051          11,951          10,088           9,886
Book value per share                                    $     27.37      $     31.49     $     29.93     $     26.34     $     24.36

Amounts for 1999 reflect the results of Chartwell and its subsidiaries, accounted for as a purchase, from October 27, 1999, the date of acquisition.

Amounts for 1998 reflect the results of Trenwick International, accounted for as a purchase, from February 27, 1998, the date of acquisition.

All share and per share information reflects a 3 for 2 stock split, paid on April 15, 1997.

The earnings per share amounts have been restated to comply with the accounting standard, "Earnings per Share"

CERTAIN FINANCIAL RATIOS

                                                   1999            1998           1997          1996            1995
                                                   ----            ----           ----          ----            ----
GAAP Combined ratio                                119.4%          102.3%          96.5%          95.8%          95.6%

Net premiums written to statutory surplus
ratio                                             0.62:1          0.77:1         0.55:1         0.85:1         0.82:1

Unpaid claims and claims expenses to
statutory surplus ratio                           1.75:1          1.96:1         1.45:1         1.76:1         1.71:1

     The other information called for by this item can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item can be found in Trenwick's 1999 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

This information called for by this item can be found in Trenwick's 1999 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information called for by this item can be found in Trenwick's 1999 Annual Report to Stockholders immediately following the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to the items included in Item 14(a) of this report, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers

The information called for by Item 10 is incorporated herein by reference to the sections captioned "Board of Directors", "Management", and "Executive
Compensation" of Trenwick's proxy statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement").

Item 11. Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the section captioned "Executive Compensation" of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is incorporated herein by reference to the section captioned "Principal Stockholders" of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated herein by reference to the section captioned "Election of Directors" of the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     Documents

(1)&(2) The  Financial  Statements,  Schedules  and the  Report  of  Independent
        Accountants  on  the  Financial  Statement  Schedules,   listed  in  the
        accompanying index on Page 34, are filed as part of this Report.

(3)     Exhibits

        3.1 Restated Certificate of Incorporation of Trenwick with Certificates of Amendment thereto. Incorporated by reference to
                Exhibit 3.1 to Trenwick's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-14737).

        3.2     (a)     Certificate of Elimination  amending Trenwick's Restated
                        Certificate of  Incorporation to eliminate all reference
                        to  Series  A  Junior  Participating   Preferred  Stock.
                        Incorporated   by   reference   to  Exhibit   3.1(a)  to
                        Trenwick's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-15389).

                (b) Certificate of Designation amending the Restated Certificate of Incorporation of Trenwick to create
                        Series B Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2(b) to Trenwick's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-15389).

        3.3     Trenwick's By-laws.  Incorporated by reference to Exhibit 3.2 to
                Trenwick's   Registration   Statement  on  Form  S-1  (File  No.
                33-5085).

        4.1 Rights Agreement, dated as of September 24, 1997, between Trenwick and First Chicago Trust Company of New York including, as Exhibit A thereto, a form of Rights Certificate. Incorporated by reference to Exhibit 1 to Trenwick's Form 8-A filed September 24, 1997 (File No. 1-15389).

        4.2 Amendment No. 1 to Rights Agreement, dated as of December 19, 1999, between Trenwick and First Chicago Trust Company of New York. Incorporated by reference to Exhibit 1 to Trenwick's Form 8-A filed January 13, 2000 (File No. 1-15389).

        4.3     (a)     Indenture  dated as of January  31,  1997,  between  The
                        Chase Manhattan Bank and Trenwick. Incorporated by reference to Exhibit 4.2(a) to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1996 (File
                        No. 0-14737).

                (b) Amended and Restated Declaration of Trust of Trenwick Capital Trust I dated as of January 31, 1997. Incorporated by reference to Exhibit 4.2(b) to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

                (c) Exchange Capital Securities Guarantee Agreement dated as of July 25, 1997, between Trenwick and The Chase Manhattan Bank, as Trustee. Incorporated by reference to
                        Exhibit 4.7 to Trenwick's Registration Statement on Form S-4 (File No. 333-28707).

        4.4 Indenture dated as of March 27, 1998 between Trenwick and The First National Bank of Chicago, as Trustee, with respect to Trenwick's $75 million principal amount of 6.7% Senior Notes due April 1, 2003, incorporated by reference to Exhibit 4.2 to Trenwick's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-15389).

        4.5 Indenture, dated as of March 17, 1994, between Chartwell Re Corporation and Bankers Trust Company, as Trustee, for the 10 1/4% Senior Notes due 2004. Incorporated by reference to Exhibit
                4.1 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

        4.6 First Supplemental Indenture, dated as of December 12, 1995, among Chartwell Re Corporation, Chartwell Re Holdings Corporation and Bankers Trust Company, as Trustee, for the 10 1/4Senior Notes due 2004. Incorporated by reference to Exhibit
                4.3 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

        4.7 Second Supplemental Indenture, dated as of December 12, 1995, between Chartwell Re Holdings Corporation and Bankers Trust Company, as Trustee, for the 10 1/4 Senior Notes due 2004. Incorporated by reference to Exhibit 4.4 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

        4.8 Indenture, dated as of December 1, 1995, between Chartwell Re Corporation, as the successor to Piedmont Management Company Inc., and Fleet Bank, as Trustee, for the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit
                4.5 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

        4.9 First Supplemental Indenture, dated as of December 13, 1995, among Piedmont Management Company, Chartwell Re Corporation and Fleet Bank, as Trustee under the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.6 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

        10.1 Credit Agreement, dated as of November 24, 1999, among Trenwick, various lending institutions, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and Chase Manhattan Bank, as Administrative Agent.

        10.2 Amendment No. 1 to Credit Agreement, dated as of December 31, 1999 among Trenwick, various lending institutions, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and Chase Manhattan Bank, as Administrative Agent.

        10.3 Stockholders Agreement, dated as of December 13, 1995, between Chartwell Re Corporation and the security holders named in the schedule of holders attached thereto. Incorporated by reference to Exhibit 10.3 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

        10.4 Registration Rights Agreement, dated as of December 13, 1995, between Chartwell Re Corporation and the security holders named in the schedule of holders attached thereto. Incorporated by reference to Exhibit 10.4 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

        10.5 Common Stock Purchase Warrant, dated March 6, 1992, issued by Chartwell Re Corporation to Wand Partners (Chartwell) L.P. Incorporated by reference to Exhibit 10.34 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

        10.6 Common Stock Purchase Warrant, dated December 31, 1992, issued by Chartwell to Wand Partners (Chartwell) L.P. Incorporated by reference as Exhibit 10.35 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

        10.7 Common Stock Purchase Warrant, dated December 31, 1992, issued by Chartwell to John Sagan. Incorporated by reference to Exhibit
                10.36 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

        10.8 Form of Common Stock Purchase Warrants, dated March 17, 1994, issued by Chartwell Re Corporation to Wand/Chartwell Investments L.P. and to the holders of the Series A Stock, the Series B Stock and the Series C Stock of Chartwell Re Corporation. Incorporated by reference to Exhibit 4.2 to Chartwell Re Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 1-12502).

        10.9 Trenwick 1989 Stock Plan, as amended through August 3, 1993. Incorporated by reference to Exhibit 10.8 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

        10.10 Trenwick 1993 Stock Option Plan, as amended through May 21, 1998. Incorporated by reference to Appendix A to Trenwick's Proxy Statement for the 1998 Annual Meeting of Stockholders (File No. 1-15389).*

        10.11   Trenwick  1993 Stock  Option  Plan for  Non-Employee  Directors.
                Incorporated by reference to Exhibit 10.2 to Trenwick's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ( File No. 0-14737).*

        10.12 Trenwick Unfunded Supplemental Executive Retirement Plan, as amended through December 14, 1993. Incorporated by reference to
                Exhibit 10.14 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

        10.13 Leased Automobile Policy for executive officers. Incorporated by reference to Exhibit 10.5 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1998. (File No. 1-15389).*

        10.14 Description of life insurance and long-term disability insurance coverage for executive officers. Incorporated by reference to
                Exhibit 10.16 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

        10.15 Trenwick Directors Deferred Compensation Plan. Incorporated by reference to Exhibit 10.17 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

        10.16 Description of Trenwick Directors Retirement Plan. Incorporated by reference to Exhibit 10.18 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

        10.17 Declaration of Trust dated December 10, 1996, as amended through September 9, 1997, establishing a retirement plan for certain employees of Trenwick Management Services Limited. Incorporated by reference to Exhibit 10.9 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1998. (File No. 1-15389).*

        10.18 1993 Stock Option Plan of Chartwell Re Corporation. Incorporated by reference to Exhibit 10.14 to Chartwell Re Corporation's Registration Statement on Form S-4 (File No. 33-97010).*

        10.19 Chartwell Re Corporation 1996 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 4(c) to Chartwell Re Corporation's Registration Statement on Form S-8 (File No. 333-12203).*

        10.20 Chartwell Re Corporation 1997 Omnibus Stock Incentive Plan. Incorporated by reference to Exhibit A to Chartwell Re Corporation's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 11, 1997. (File No. 1-12502).*

        10.21 Employment Agreement, dated as of March 31, 1993, between Chartwell Re Corporation and Steven J. Bensinger . Incorporated by reference to Exhibit 10.20 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).*

        10.22 Fourth Amendment to the Employment Agreement, dated as of December 31, 1997, between Chartwell Re Corporation and Steven
                J. Bensinger. Incorporated by reference to Exhibit 10.34 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12502).*

        10.23 Fifth Amendment to the Employment Agreement, dated as of August 4, 1998, between Chartwell Re Corporation and Steven J. Bensinger. Incorporated by reference to Exhibit 10.23 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12502).*

        10.24 Sixth Amendment to the Employment Agreement, dated as of December 30, 1998, between Chartwell Re Corporation and Steven
                J. Bensinger. Incorporated by reference to Exhibit 10.26 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12502).*

        10.25 Employment Assumption and Amendment Agreement, dated as of October 25, 1999, between Trenwick and Steven J. Bensinger.*

        10.26 Service Agreement, dated October 26, 1995, between Sorema Underwriting Management Limited, Sorema (UK) Reinsurance Limited and Russell John English, as amended by the Deed of Waiver, dated February 27, 1998.*

        10.27 Change of Control Agreement, dated November 3, 1999, between Trenwick and James F. Billett, Jr.*

        10.28 Form of Change of Control Agreement, dated November 3, 1999, between Trenwick and senior officers of Trenwick.*

        10.29 Office lease between Trenwick and EOP-Canterbury Green, L.L.C. dated as of January 29, 1998, with respect to office space in Stamford, Connecticut. Incorporated by reference to Exhibit
                10.16 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

        10.30 First Amendment dated as of March 31, 1998, to office lease between Trenwick and EOP-Canterbury Green L.L.C. dated January 29, 1998. Incorporated by reference to Exhibit 10.11 to Trenwick's annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

        10.31 Office Lease Agreement between AML-Four Stamford Plaza Limited Partnership and Chartwell Re Corporation, dated March 29, 1996, of the premises located at Four Stamford Plaza, Stamford, Connecticut.

        10.32 Lease of the premises located at 2 Minster Court, London, England, by and between Chartwell UK Management Services Limited (as Tenant) and The Prudential Assurance Company Limited (as Landlord).

        10.33 Underlease between Wereldhave Property Corporation PLC and predecessors of Trenwick Management Services Limited dated May 22, 1991, with respect to office space located at 16 Eastcheap, London, England. Incorporated by reference to Exhibit 10.12 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

        10.34 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York. Incorporated by reference to Exhibit 10.28 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).

        10.35 Aggregate Excess of Loss Ratio Cover between Trenwick and Continental Casualty Company. Incorporated by reference to
                Exhibit 10.22 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-14737).

        10.36 1996 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.33 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

        10.37 First and Second Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.31 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

        10.38 1998 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Reinsurance Company of New York and National Union. Incorporated by reference to Exhibit 10.27 to Trenwick's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

        10.39 1999 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick and Centre Insurance Company and National Union.

        10.40 Aggregate Excess of Loss Reinsurance Agreement, dated as of October 27, 1999, by and between Chartwell Reinsurance Company, Dakota Specialty Insurance Company, The Insurance Corporation of New York and Drayton Company Limited, inclusive of corporate capital support of London underwriting operations, and London Life and Casualty Reinsurance Corporation and Scandinavian Reinsurance Company, Ltd.

        12.1    Computation of Ratios.

        13.1 Excerpts from Trenwick's 1999 Annual Report to Stockholders expressly incorporated by reference in this Form 10-K.

        21.1    List of Subsidiaries.

        23.1    Consent of PricewaterhouseCoopers LLP.

        27.1    Financial Data Schedule.

        *Management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K

        A Report on Form 8-K was filed on December 22, 1999, which stated that Trenwick and the LaSalle Re Holdings Limited had entered into an Agreement, Scheme of Arrangement, Plan of Merger and Plan of Reorganization, dated as of December 19, 1999, and that in connection with this Agreement, Trenwick and LaSalle Re Holdings Limited had entered into Stock Option Agreement with each other, each dated December 19, 1999 and Trenwick and certain shareholders of LaSalle Re Holdings
        Limited and LaSalle Re Limited had entered into a Shareholders Agreement. The Report on Form 8-K also stated that Trenwick and LaSalle Re Holdings Limited had issued a joint press release announcing the signing of the agreements.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TRENWICK GROUP INC.
                                  (Registrant)

                               By /s/ James F. Billett, Jr.
                                 ---------------------------------
                                  James F. Billett, Jr.
                                 Chairman, President and
                                 Chief Executive Officer

Dated: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Title                               Date
---------                                       -----                               ----
  /s/James F. Billett, Jr.             Chairman of the Board,                  March 30, 2000
-------------------------------         President and Chief
     James F. Billett, Jr.              Executive Officer and
                                        Director (Principal
                                        Executive Officer)

  /s/Alan L. Hunte                     Vice President and                      March 30, 2000
-------------------------------         Treasurer (Principal
     Alan L. Hunte                      Financial Officer and
                                        Accounting Officer)

  /s/W. Marston Becker                 Director                                March 30, 2000
-------------------------------
     W. Marston Becker

  /s/Anthony S. Brown                  Director                                March 30, 2000
-------------------------------
     Anthony S. Brown

  /s/Richard E. Cole                   Director                                March 30, 2000
-------------------------------
     Richard E. Cole


  /s/Robert M. DeMichele               Director                                March 30, 2000
-------------------------------
     Robert M. De Michele

  /s/Neil Dunn                         Director                                March 30, 2000
-------------------------------
     Neil Dunn

  /s/Frank E. Grzelecki                Director                                March 30, 2000
-------------------------------
     Frank E. Grzelecki

  /s/P. Anthony Jacobs                 Director                                March 30, 2000
-------------------------------
     P. Anthony Jacobs

  /s/Joseph D. Sargent                 Director                                March 30, 2000
-------------------------------
     Joseph D. Sargent

  /s/Frederick D. Watkins              Director                                March 30, 2000
-------------------------------
     Frederick D. Watkins

  /s/Stephen R. Wilcox                 Director                                March 30, 2000
-------------------------------
     Stephen R. Wilcox

                      TRENWICK GROUP INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                  Pages
                                                                                                  -----
Financial Statements:

  Report of Independent Accountants
  on Consolidated Financial Statements...........................................................    *

  Consolidated Balance Sheet at December 31, 1999 and 1998 ......................................    *

  Consolidated Statement of Income and Comprehensive Income
       for the years ended December 31, 1999, 1998 and 1997......................................    *

  Consolidated Statement of Changes in Stockholders' Equity
       for the years ended December 31, 1999, 1998 and 1997......................................    *

  Consolidated Statement of Cash Flows
       for the years ended December 31, 1999, 1998 and 1997......................................    *

  Notes to Consolidated Financial Statements.....................................................    *


Financial Statement Schedules:

     II   -   Condensed Financial Information of Registrant ..................................... S-1-S-3

     III  -   Supplementary Insurance Information ...............................................   S-4

     IV   -   Valuation and Qualifying Accounts..................................................   S-5

Report of Independent Accountants on Financial Statement
     Schedules ..................................................................................   S-6


*    Incorporated by reference to Trenwick's 1999 Annual Report to Stockholders.

Schedules other than those listed above are omitted since they are either not required or are not applicable or the information required is presented in the consolidated financial statements, including the notes thereto.

                      TRENWICK GROUP INC. AND SUBSIDIARIES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               TRENWICK GROUP INC.
                                  BALANCE SHEET
                              (Parent Company Only)

                                                                 December 31,
                                                             1999         1998
                                                           --------     --------
                                                                (in thousands)
Assets:
     Investments in consolidated subsidiaries              $607,343     $532,069
     Cash and cash equivalents                                2,331          523
     Due from consolidated subsidiaries                         177        4,287
     Deferred debt issuance costs                             6,388        2,463
     Accrued investment income                                  128          125
     Net deferred income taxes                               15,000        4,198
     Goodwill                                               153,824        1,605
     Other assets                                            17,578            9
                                                           --------     --------

     Total assets                                          $802,769     $545,279
                                                           ========     ========

Liabilities:
     6.70% Senior notes due 2003                           $ 75,000     $ 75,000
     Junior subordinated debentures                         113,403      113,403
     Contingent interest notes                               34,699           --
     Due to consolidated subsidiaries                        10,965        2,700
     Accrued interest expense                                 5,497        5,424
     Chase syndicated senior credit facilities               94,501           --
     Other liabilities                                        6,455          723
                                                           --------     --------

     Total liabilities                                      340,520      197,250

Stockholders' equity                                        462,249      348,029
                                                           --------     --------

     Total liabilities and stockholders' equity            $802,769     $545,279
                                                           ========     ========

                      TRENWICK GROUP INC. AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                               TRENWICK GROUP INC.
                               STATEMENT OF INCOME
                              (Parent Company Only)

                                                           Year ended December 31,
                                                      --------------------------------
                                                        1999        1998        1997
                                                      --------    --------    --------
                                                               (in thousands)
Revenues:
Consolidated subsidiary dividends                     $ 46,100    $ 26,600    $  8,250
Net investment income                                      358       1,500       4,974
Net realized investment gains                               --         778          --
Other income                                                 1          12          --
                                                      --------    --------    --------

     Total revenues                                     46,459      28,890      13,224

Interest and operating expenses                         16,938      13,950      10,090
Amortization expense                                     1,423          33          --

Income before income taxes, equity in undistributed
     income of unconsolidated subsidiaries and
     extraordinary item                                 28,098      14,907       3,134
Income tax benefit                                      (5,077)     (3,942)     (1,239)
                                                      --------    --------    --------
Income before equity in undistributed income of
     consolidated subsidiaries                          33,175      18,849       4,373
Equity in undistributed income (loss) of consolidated
     subsidiaries                                      (44,223)     15,943      31,916
                                                      --------    --------    --------
Income (loss) before extraordinary loss on
     debt redemption                                   (11,048)     34,792      36,289
Extraordinary loss on debt redemption, net of $558
     income tax benefit                                     --          --       1,037
                                                      --------    --------    --------
Net income (loss)                                     $(11,048)   $ 34,792    $ 35,252
                                                      =========   ========    ========

                      TRENWICK GROUP INC. AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                               TRENWICK GROUP INC.
                             STATEMENT OF CASH FLOWS
                              (Parent Company Only)

                                                                             Year ended December 31,
                                                                 -----------------------------------------------
                                                                    1999              1998               1997
                                                                 ---------          ---------          ---------
                                                                                 (in thousands)
Cash flows from operating activities:
     Dividends and net investment income received                $  46,466          $  28,548          $  12,642
     Interest and operating expenses paid                          (14,979)           (11,786)            (4,983)
     Income taxes received                                           3,669              5,035                794
                                                                 ---------          ---------          ---------

     Cash provided by operating activities                          35,156             21,797              8,453
                                                                 ---------          ---------          ---------
Cash flows from investing activities:
     Purchases of debt securities                                       --            (16,637)           (72,932)
     Sales of debt securities                                           --             88,190                 --
     Maturities of debt securities                                      --                911             16,050
     Investment in subsidiaries                                    (57,474)          (130,582)            (3,403)
                                                                 ---------          ---------          ---------

     Cash used for investing activities                            (57,474)           (58,118)           (60,285)
                                                                 ---------          ---------          ---------
Cash flows from financing activities:
     Issuance of senior notes                                           --             75,000                 --
     Issuance of junior subordinated debentures                         --                 --            113,403
     Issuance costs of senior notes and capital securities          (4,055)              (922)            (1,669)
     Long term debt proceeds                                        94,473                 --                 --
     Redemption of convertible debentures                               --                 --            (46,997)
     Issuance of common stock                                           --              1,536                956
     Repurchase of common stock                                    (44,604)           (34,880)              (171)
     Dividends paid                                                (12,787)           (11,698)           (11,546)
     Intercompany loans                                             (8,901)             2,700                 --
                                                                 ---------          ---------          ---------

     Cash provided by financing activities                          24,126             31,736             53,976
                                                                 ---------          ---------          ---------

Change in cash and cash equivalents                                  1,808             (4,585)             2,144

Cash and cash equivalents, beginning of year                           523              5,108              2,964
                                                                 ---------          ---------          ---------

Cash and cash equivalents, end of year                           $   2,331          $     523          $   5,108
                                                                 =========          =========          =========

                      TRENWICK GROUP INC. AND SUBSIDIARIES
               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                                 (in thousands)

                                                                               1999        1998       1997
                                                                            ---------    -------     -------
Deferred policy acquisition costs     Trenwick America Re                     $34,757    $21,023     $22,524
                                      Canterbury Financial Group                3,215         --          --
                                      Trenwick International                   19,982     14,238          --
                                      Chartwell Managing Agents                20,942         --          --
                                                                            ---------    -------     -------
                                                                               78,896     35,261      22,524

Unpaid claims and claim expenses      Trenwick America Re                   1,201,954    546,292     518,387
                                      Canterbury Financial Group              142,215         --          --
                                      Trenwick International                  164,264    136,136          --
                                      Chartwell Managing Agents               455,706         --          --
                                                                            ---------    -------     -------
                                                                            1,964,139    682,428     518,387

Unearned premium income               Trenwick America Re                     110,909     75,206      87,020
                                      Canterbury Financial Group               63,133
                                      Trenwick International                  100,336     76,845          --
                                      Chartwell Managing Agents               105,306
                                                                            ---------    -------     -------
                                                                              379,684    152,051      87,020

Net premiums earned                   Trenwick America Re                     166,906    174,443     190,156
                                      Canterbury Financial Group               10,343
                                      Trenwick International                  107,911     71,118          --
                                      Chartwell Managing Agents                39,954
                                                                            ---------    -------     -------
                                                                              325,114    245,561     190,156

Net Investment Income                 Trenwick America Re                      49,315     44,490      43,692
                                      Canterbury Financial Group                1,722
                                      Trenwick International                   11,253     10,614          --
                                      Chartwell Managing Agents                 3,845
                                      Unallocated                                 259      1,212       4,710
                                                                            ---------    -------     -------
                                                                               66,394     56,316      48,402

Claims and claims expenses incurred   Trenwick America Re                     130,603    105,478     109,554
                                      Canterbury Financial Group                5,766
                                      Trenwick International                   80,866     47,657          --
                                      Chartwell Managing Agents                37,303
                                                                            ---------    -------     -------
                                                                              254,538    153,135     109,554

Policy acquisition costs              Trenwick America Re                      61,633     58,310      58,549
                                      Canterbury Financial Group                  916
                                      Trenwick International                   22,627     15,887          --
                                      Chartwell Managing Agents                10,919
                                                                            ---------    -------     -------
                                                                               96,095     74,197      58,549

Underwriting expenses                 Trenwick America Re                      13,790     13,789      15,425
                                      Canterbury Financial Group                2,687
                                      Trenwick International                   15,364     10,006          --
                                      Chartwell Managing Agents                 5,548
                                                                            ---------    -------     -------
                                                                               37,389     23,795      15,425

Net premiums written                  Trenwick America Re                     155,108    169,112     195,230
                                      Canterbury Financial Group                5,641
                                      Trenwick International                  129,399     81,107          --
                                      Chartwell Managing Agents                64,462
                                                                            ---------    -------     -------
                                                                              354,610    250,219     195,230

                      TRENWICK GROUP INC. AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)


                                        Balance at    Charged to      Balance at
                                       Beginning of    Costs and       End of
                                          Period       Expenses        Period
                                       ------------   ----------      ----------
Year Ended December 31, 1999
Reinsurance recoverable:
  Allowance for Uncollectible
      Reinsurance (1) ..............     $6,402         $  167         $6,569


Year Ended December 31, 1998
Reinsurance recoverable:
  Allowance for Uncollectible
      Reinsurance (1) ..............     $6,394         $    8         $6,402


Year Ended December 31, 1997
Reinsurance recoverable:
  Allowance for Uncollectible
      Reinsurance (1) ..............     $5,731         $  663         $6,394


(1) Trenwick has a reinsurance agreement which protects Trenwick from certain uncollectible reinsurance balances. Uncollectible amounts have been ceded to said contract and are reflected as reinsurance recoverable in the balance sheet. Deductions to reserve represent subsequent collections of amounts deemed uncollectible.

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors of
Trenwick Group Inc.

Our audits of the consolidated financial statements referred to in our report dated February 29, 2000, appearing in the 1999 Annual Report to Stockholders of Trenwick Group Inc. (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers  LLP

New York, New York
February 29, 2000