Form 10-Q
period 2000-03-31
TRENWICK GROUP INC
filed 2000-05-15
CIK 787952

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X)      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d)
           OF THE  SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2000.

( )      TRANSITION REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 for the transition
           period from                to                  .
                     -------------      ----------------
Commission file number 1-15389



                               TRENWICK GROUP INC.

             (Exact name of registrant as specified in its charter)
                                  -------------
         Delaware                                                06-1152790
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              One Canterbury Green
                           Stamford, Connecticut 06901
               (Address of principal executive offices) (zip code)
                                  -------------

Registrant's telephone number, including area code: (203) 353-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X    No
                                         ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                        Shares Outstanding
  Description of Class                              as of  May 12, 2000
 -------------------------                           --------------------------
Common Stock - $.10 par value                               16,283,018

                               Trenwick Group Inc.

                               Index To Form 10-Q

PART I  FINANCIAL INFORMATION

Item 1-                                                                    Page
                                                                           ----
Consolidated Balance Sheets
     March 31, 2000 and December  31, 1999..............................      3

Consolidated Statements of Operations and Comprehensive Income
     Three Months Ended March 31, 2000 and 1999.........................      4

Consolidated Statements of Changes in Common Stockholders' Equity
     Three Months Ended March 31, 2000 and 1999.........................      5

Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2000 and 1999.........................      6

Notes to Condensed Consolidated Financial Statements....................   7-10

Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................  11-19

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     19

Signatures..............................................................     20

PART I   FINANCIAL INFORMATION
Item 1 - Financial Statements

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                     March 31,      December 31
                                                     ---------      ------------
                                                        2000           1999
                                                     ---------      ------------
Assets                                                  (dollars in thousands)
------

Securities available for sale at fair value:
   Debt securities (amortized cost: $1,252,772
     and $1,325,438)                                 $ 1,239,190    $ 1,311,361
Equity securities (cost: $108,820 and $107,946)          112,600        110,666
Other investments                                         23,731         19,446
Investments held by managed syndicates                   161,151        137,745
                                                     ------------   ------------
         Total investments                             1,536,672      1,579,218
                                                     ------------   ------------

Cash and cash equivalents                                147,641        125,954
Cash and cash equivalents held by managed
     syndicateS                                           41,938         44,687

Accrued investment income                                 20,801         26,122
Premiums in process of collection                        351,104        270,455
Reinsurance recoverable balances, net                    783,125        644,578
Prepaid reinsurance premiums                             113,327        100,000
Goodwill                                                 151,543        153,824
Deferred policy acquisition costs                         87,796         78,896
Net deferred income taxes                                 97,067         97,442
Current income taxes receivable                           24,341         27,292
Deposits                                                  20,611         20,227
Other assets                                              90,004         71,904
                                                     ------------   ------------
         Total assets                                $ 3,465,970    $ 3,240,599
                                                     ============   ============

Liabilities and Common Stockholders' Equity
-------------------------------------------
Liabilities:
   Unpaid claims and claims expenses                 $ 2,132,704    $ 1,964,139
   Unearned premium income                               419,048        379,684
   Senior credit facilities                              158,259         94,501
   6.7% senior notes due 2003                             75,000         75,000
   10.25% senior notes due 2004                                -         39,831
   Contingent interest notes                              35,395         34,699
   Other long term debt                                    4,796          4,874
   Other liabilities                                      84,727         75,541
                                                     ------------   ------------
         Total liabilities                             2,909,929      2,668,269
                                                     ------------   ------------

Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trust holding
   solely junior subordinated debentures
   of Trenwick Group Inc.                                110,000        110,000
                                                     ------------   ------------
Minority interest                                            103             81

Common stockholders' equity:
   Common stock, $.10 par value, 30,000,000 shares
   authorized; 16,290,947 and 16,888,981 outstanding       1,619          1,689
   Additional paid-in-capital                            280,682        291,361
   Deferred compensation under stock award plan           (6,383)        (3,553)
   Retained earnings                                     178,978        182,477
   Accumulated other comprehensive income                 (8,968)        (9,725)
                                                     ------------   ------------
         Total common stockholders' equity               445,938        462,249
                                                     ------------   ------------
         Total liabilities, minority interest
         and common stockholders' equity             $ 3,465,970    $ 3,240,599
                                                     ============   ============

         The accompanying notes are an integral part of these statements

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                   (Unaudited)
                                                         Three Months Ended
                                                               March 31,
                                                         --------------------
                                                         2000             1999
                                                         ----             ----
                                            (in thousands except per share data)

Revenues:
   Net premiums earned                             $  134,932       $    58,968
   Net investment income                               26,111            13,823
   Equity in net earnings of investees                  4,588                 -
   Net realized investment  (losses) gains               (669)            2,506
   Other income                                            13               254
                                                   ------------     ------------
     Total revenues                                   164,975            75,551
                                                   ------------     ------------

Expenses:
   Claims and claims expenses incurred                 94,913            37,976
   Policy acquisition costs                            38,443            16,407
   Underwriting expenses                               16,496             5,767
   General and administrative expenses                  2,171             1,201
   Interest expense                                     6,135             1,352
   Amortization expense                                 2,044                38
   Minority interest in subsidiary trust                2,426             2,425
                                                   ------------     ------------
     Total expenses                                   162,628            65,166
                                                   ------------     ------------

Income before income taxes & extraordinary item         2,347            10,385
Income tax expense                                        781             2,280
                                                   ------------     ------------
Income before extraordinary item                        1,566             8,105
   Extraordinary loss on debt redemption,
         net of $445 income tax benefit                  (825)                -
                                                   ============    ============
Net income                                         $      741       $     8,105
                                                   ============     ============
Basic earnings per share:
   Income (loss) before extraordinary item         $      .10       $       .75
   Extraordinary loss                                    (.05)              -
                                                   ------------     ------------
   Net income (loss)                               $      .05       $       .75
                                                   ============     ============
Diluted earnings per share
   Income (loss) before extraordinary item         $      .10       $       .74
   Extraordinary loss                                    (.05)                -
                                                   ------------     ------------
   Net income (loss)                               $      .05       $       .74
                                                   ============     ============
Dividends per common share                         $      .26       $       .26
                                                   ============     ============

Comprehensive income (loss):
Net income (loss)                                         741             8,105
Other comprehensive income (loss):
   Unrealized investment gains (losses)                 1,393            (3,836)
   Realized investment gains (losses) included
     in net income                                       (437)           (1,629)
   Foreign currency translation adjustment               (199)           (2,655)
                                                   ------------     ------------
         Total other comprehensive income (loss)          757            (8,120)
                                                   ------------     ------------
Comprehensive income (loss)                        $    1,498       $       (15)
                                                   ============     ============

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                           COMMON STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                       2000               1999
                                                       ----               ----
                                                        (dollars in thousands)

Common stockholders' equity, beginning of period      $  462,249     $  348,029

Common stock, $.10 par value, and additional paid-in-capital:

Income tax (expense)/benefit from compensation
     deductions                                                             (16)
Restricted common stock awarded (239,515
     and 65,985 shares)                                    3,114          1,914
Common stock purchased and retired  (837,549)
     and 661,869 shares                                  (13,853)       (14,371)

Deferred compensation under stock award plan:

Restricted common stock awarded                           (3,114)        (1,914)
Compensation expense recognized                              284            239

Retained earnings:

Net income (loss)                                            741          8,105
Cash dividends ($.26 per share)                           (4,240)        (2,784)

Accumulated other comprehensive income:

Other comprehensive income (loss)                            757         (8,120)
                                                      ------------   -----------

Common stockholders' equity, end of period            $  445,938     $  331,082
                                                      ============   ===========

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                         2000            1999
                                                         ----            ----
                                                            (in thousands)


Cash flows for operating activities:
   Premiums collected                                $173,410       $    71,582
   Ceded premiums paid                                (59,942)          (12,825)
   Claims and claims expenses paid                   (176,843)          (63,707)
   Claims and claims expenses recovered                41,631             5,075
   Underwriting expenses paid                          16,660            (5,715)
                                                    -------------   ------------

   Cash used for underwriting activities              (38,404)           (5,590)
   Net investment income received                      26,965            16,001
   Service and other income received, net
     of expenses                                            -                63
   General and administrative expenses paid            (2,171)           (1,201)
   Interest expense and subsidiary trust
         dividends paid                                (9,544)           (4,903)
   Income taxes paid                                    6,479             2,507
   Other, net                                               7                 -
                                                    -------------   ------------
      Cash provided by (used for)                     (16,668)            6,877
          operating activities                      -------------   ------------

Cash flows for investing activities:
   Purchases of debt securities                      (221,983)         (210,677)
   Sales of debt securities                           210,087            60,553
   Maturities of debt securities                       52,672           156,894
   Purchases of equity securities                      (1,749)          (17,031)
   Sales of equity securities                           1,040             9,708
   Investment in subsidiary, net of cash acquired      (3,642)             (171)
   Additions to premises and equipment                   (483)             (805)
   Other, net                                             (26)                -
                                                    -------------   ------------
      Cash provided by (used for)
          investing activities                         35,916            (1,529)
                                                    -------------   ------------

Cash flows for financing activities:
   Issuance of long term debt                           64,000                -
   Repurchase of common stock                          (16,669)         (14,924)
   Dividends paid                                       (4,240)          (2,784)
   Issuance costs of long term debt                       (164)              (2)
   Redemption of senior notes and other debt           (42,095)               -
   Other, net                                                2                -
                                                    -------------   ------------
         Cash provided by (used for)
               financing activities                        834          (17,710)
                                                    -------------   ------------
Effect of exchange rate on cash                         (1,144)            (914)
                                                    -------------   ------------

Change in cash and cash equivalents                     18,938          (13,276)
                                                    -------------   ------------
Cash and cash equivalents, beginning of period         170,641           63,003
                                                    -------------   ------------

Cash and cash equivalents, end of period            $  189,579      $    49,727
                                                    =============   ============

        The accompanying notes are an integral part of these statements.

                               TRENWICK GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The interim consolidated financial statements include those of Trenwick Group Inc. and its subsidiaries ("Trenwick" or the "Company") and have been prepared in conformity with generally accepted accounting principles in the U.S. applied on a basis consistent with prior periods. Certain items in the financial statements have been reclassified to conform with the 2000 presentation.

     Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     During the first quarter of 2000 the Company changed its estimates of Chartwell's unallocated loss adjustment expenses. The impact of this change was an increase to pre-tax income of $4.5 million ($2.9 million after-tax).

     The interim consolidated financial statements are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1999 audited financial statements and related notes.

     Accounting for Derivative Instruments and Hedging Activities

     Effective January 1, 2001, Trenwick expects to adopt the new accounting standard, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized on the balance sheet at fair value. The Company is currently reviewing the impact of the implementation of the standard on its financial statements.

2.   Acquisitions

     LaSalle Re Holdings Limited

     On December 19, 1999, Trenwick and LaSalle Re Holdings Limited ("LaSalle Re") signed a definitive agreement for Trenwick and LaSalle Re to combine, with shareholders of both companies receiving shares in a new Bermuda holding company to be named Trenwick Group Ltd. Under the terms of the business combination agreement, shareholders of Trenwick and LaSalle Re will each receive shares in the newly formed Trenwick on a one-for-one basis. The acquisition will be accounted for as a purchase. Trenwick expects to close the transaction late in the second quarter, or early in the third quarter of shareholder and regulatory approvals and other customary conditions.

     On March 20, 2000, Trenwick and LaSalle Re amended and restated the business combination agreement in order to revise the portion of the business combination agreement related to the restructuring of Trenwick immediately prior to the combination with LaSalle Re.

3.   Long Term Debt

     On March 1, 2000, the Company elected to redeem its 10.25% Senior Notes due 2004 at a redemption price of 102.56% of par value. As a result, the Company recorded an after-tax loss of $825,000, which has been reflected in the Company's Consolidated Statement of Income as an extraordinary item.

4.   Reinsurance

     Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and other large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written and premiums earned are as follows (in thousands):

                                          Premiums Written
                                -------------------------------------
                                         Three Months Ended
                                             March 31,
                                -------------------------------------
                                      2000                 1999
                                ----------------    -----------------

    Direct                               46,618             20,039
    Assumed                             209,353             85,514
    Ceded                               (94,872)           (24,759)
                                ----------------    -----------------
    Net                         $       161,099     $       80,794
                                ================    =================


                                          Premiums Earned
                                -------------------------------------
                                        Three Months Ended
                                             March 31,
                                -------------------------------------
                                      2000                 1999
                                ----------------    -----------------

    Direct                               28,153             16,916
    Assumed                             186,714             65,592
    Ceded                               (79,935)           (23,540)
                                ----------------    -----------------
    Net                               $ 134,932           $ 58,968
                                ================    =================


     The Company recorded ceded claims and claims expenses incurred of $205,141,000 for the three months ended March 31, 2000, which includes $28,548,000 ceded to the Chartwell adverse development cover, compared to $26,594,000 for the same period in 1999. In addition, $3,048,000 of other reinsurance balances was ceded to the Chartwell adverse development cover for the three months ended March 31, 2000.

5.   Stockholders' Equity

     Preferred Stock

     Trenwick has 2,000,000 shares of $.10 par value preferred stock authorized and none outstanding.

     Common Stock

     For the three months ended March 31, 2000, Trenwick awarded key employees an aggregate of 239,515 shares of common stock under the terms of its stock incentive plans, at an average price of $13.00 per share (approximately $3,114,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the period, 8,249 shares were repurchased at an average price of $14.02 per share (approximately $116,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan. During the three months ended March 31, 2000, Trenwick purchased 829,300 shares under its stock repurchase program at an average price of $16.56 per share totaling approximately $13,737,000. As of March 31, 2000, Trenwick has an authorization of 494,000 shares remaining under its current plan.

     Dividends declared and paid by Trenwick during the three months ended March 31, 2000 were approximately $4,240,000.

6.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):


                                                           Three Months Ended
                                                                March 31,
                                                           ---------------------
                                                              2000        1999
                                                           ---------   ---------

    Income available to common stockholders:              $     741    $  8,105

    Weighted average shares of common stock
          outstanding:
    Weighted average shares outstanding (basic)              15,999      10,777
    Weighted average shares issuable on exercise
         of employee stock options, net of assumed
         repurchases                                              -         111
                                                          ----------   ---------
    Weighted average shares outstanding (diluted)            15,999      10,888
                                                          ==========   =========

    Per share amounts:
    Basic earnings per share:
    Income before extraordinary item                      $     .10    $    .75
                                                          ==========   =========
    Net income                                            $     .05    $    .75
                                                          ==========   =========

    Diluted earnings per share:
    Income before extraordinary item                      $     .10    $    .74
                                                          ==========   =========
    Net income                                             $    .05     $   .74
                                                          ==========   =========

7.   Segment Information

     Trenwick has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by geographic location. Trenwick has four reportable business segments: (1) Trenwick America Reinsurance Corporation ("Trenwick America Re"), (2) Canterbury Financial Group Inc. ("Canterbury Financial"), (3) Trenwick International Limited ("Trenwick International") and (4) Chartwell Managing Agents Limited ("Chartwell Managing Agents"). Trenwick America Re underwrites treaty reinsurance of property and casualty risks primarily written by U.S. insurance companies. Trenwick America Re includes reinsurance business of Chartwell Reinsurance Company and its subsidiaries since its acquisition on October 27, 1999. Canterbury Financial underwrites specialty insurance in the United States. Trenwick International provides specialty insurance and treaty and facultative reinsurance on a world-wide basis. Chartwell Managing Agents manages Trenwick's participation in the Lloyd's market.

     The summary financial results for Trenwick's operating segments for the three months ended March 31 are as follows:

    (in thousands)                                   2000                1999
                                                  ----------         -----------

    Net premiums earned:
         Trenwick America Re                         38,879              36,820
         Canterbury Financial                        10,192                   -
         Trenwick International                      37,419              22,148
         Chartwell Managing Agents                   48,442                   -
                                                  ----------         -----------
                                                    134,932              58,968

    Total revenues:
         Trenwick America Re                         56,989              50,007
         Canterbury Financial                        12,296                   -
         Trenwick International                      40,166              25,528
         Chartwell Managing Agents                   53,413                   -
         Unallocated                                  2,111                  16
                                                  ----------         -----------
                                                    164,975              75,551
 Underwriting profit (loss):
         Trenwick America Re                         (6,734)               (560)
         Canterbury Financial                        (1,152)                  -
         Trenwick International                      (2,070)               (622)
         Chartwell Managing Agents                   (4,964)                  -
                                                  ----------         -----------
                                                  $ (14,920)             (1,182)
Income (loss) before income taxes:
         Trenwick America Re                         25,289              11,377
         Canterbury Financial                         4,815                   -
         Trenwick International                        (498)              1,591
         Chartwell Managing Agents                  (19,734)                  -
         Unallocated                                 (7,525)             (2,583)
                                                  ------------       -----------
                                                  $   2,347              10,385

                             MANAGEMENT'S DISCUSSION
                     AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Overview

Trenwick Group Inc. ("Trenwick") is a publicly traded holding company currently headquartered in Stamford, Connecticut whose principal operating subsidiaries underwrite specialty insurance and reinsurance through multi-national business units. Trenwick conducts its business through four principal operating platforms. Trenwick America Reinsurance Corporation ("Trenwick America Re") underwrites U.S. property and casualty treaty reinsurance, including U.S. reinsurance business previously written by Chartwell Re Corporation ("Chartwell"). Trenwick International Limited ("Trenwick International"), domiciled in London, underwrites non-U.S. specialty insurance and treaty and facultative reinsurance. As a result of the acquisition of Chartwell , Trenwick gained two additional operating platforms, Canterbury Financial Group Inc. ("Canterbury Financial"), which underwrites U.S. specialty insurance, and Chartwell Managing Agents Limited ("Chartwell Managing Agents") which manages syndicates underwriting at Lloyd's.

All four of Trenwick's principal operating units are rated A (Excellent) by A.M. Best Company and have been assigned a financial strength rating of A+ by Standard and Poor's.

Acquisitions

Chartwell Re Corporation

On October 27, 1999, Trenwick completed the merger of Chartwell with and into Trenwick. Under the terms of the merger, stockholders of Chartwell received
0.825 Trenwick shares for each Chartwell share in a tax-free transaction. All assets and liabilities of Chartwell were consolidated in Trenwick's balance sheet at October 28, 1999 and its operating results were reflected in Trenwick's results commencing with the period from October 28, 1999 through December 31, 1999.

LaSalle Re Holdings Limited

On December 19, 1999, Trenwick and LaSalle Re Holdings Limited ("LaSalle Re") signed a definitive agreement for Trenwick and LaSalle Re to combine, with shareholders of both companies receiving shares in a new Bermuda holding company to be named Trenwick Group Ltd. Under the terms of the business combination agreement, shareholders of Trenwick and LaSalle Re will each receive shares in the newly formed Trenwick on a one-for-one basis. The acquisition will be accounted for as a purchase. Trenwick expects to close the transaction late in the second quarter or early in the third quarter of 2000, subject to shareholder and regulatory approvals and other customary conditions.

On March 20, 2000, Trenwick and LaSalle Re amended and restated the business combination agreement in order to revise the portion of the business combination agreement related to the restructuring of Trenwick immediately prior to the combination with LaSalle Re.

Premium

Trenwick's gross and net premium writings for its domestic and international operations were as follows:

                                                    Three Months Ended
                                                        March 31,
                                           -------------------------------------
                                                  2000                 1999
                                           ----------------    -----------------

Gross written premium:
     Trenwick America Re(1)                     $   55,530           $   59,974
     Canterbury Financial                           44,440                    -
     Trenwick International                         73,286               45,579
     Chartwell Managing Agents                      82,714                    -
                                           ----------------    -----------------
        Total                                   $ 255,970            $  105,553
                                           ================    =================
Net written premium:
     Trenwick America Re                        $   38,355           $   44,170
     Canterbury Financial                           11,441                    -
     Trenwick International                         59,568               36,624
     Chartwell Managing Agents                      51,735                    -
                                           ----------------    -----------------
        Total                                   $ 161,099            $   80,794
                                           ================    =================

  (1) Includes Chartwell Insurance Company premiums in first quarter of 2000

In the first quarter of 2000, Trenwick reported net premiums written of $161.1 million, a 99.4% increase compared to $80.8 million in the first quarter of 1999.

Trenwick America Re's net reinsurance premiums written decreased 13.2% in the quarter ended March 31, 2000 compared to the same period in 1999. The decline in Trenwick's domestic reinsurance premium volume in the first quarter of 2000 is primarily attributable to a decline in net casualty premium writings of 9.9%. This decline reflects Trenwick America Re's non-renewal of accounts when pricing fell below what it believed to be acceptable rate levels.

Trenwick International reported net premiums written of $59.6 million for the three months ended March 31, 2000 compared to net premiums written of $36.6 million for the same period in 1999. While the international business is also highly competitive, growth in this business has occurred as a result of Trenwick International's expansion into new products and geographic markets previously limited by its former parent.

During the quarter ended March 31, 2000, Chartwell Managing Agents' syndicates reported net premiums written of $51.7 million. Prior to its acquisition by Trenwick, Chartwell had increased significantly the amount of capacity it supplied to the syndicates managed by Chartwell Managing Agents, resulting in an 22.6% increase in premium writings compared to the first quarter of 1999. During the 2000 underwriting year, Trenwick is supplying 93% of the overall syndicate capacity for Chartwell Managing Agents.

For the quarter ended March 31, 2000, Canterbury Financial reported net premiums written of $11.4 million. Net premiums decreased slightly as compared to the same period in 1999, with such decrease in net premium writings resulting principally from changes in certain reinsurance programs, increasing the amount of reinsurance purchased in the first quarter of 2000.

Operating Ratios

The following tables set forth Trenwick's combined ratios and its components calculated on the basis of generally accepted accounting principles for the periods indicated:

                                          Claims
                                          and
                                          Claims       Total
Three months ended                        Expenese     Expense      Combined
March 31,                                 Ratio        Ratio        Ratio
-------------------------------------    ------------ ------------ -------------
2000
Trenwick America Re (1)                      75.7%        41.6%        117.3%
Trenwick International                       76.4%        29.2%        105.6%
Canterbury Financial                         71.2%        40.1%        111.3%
Chartwell Managing Agents                    61.2%        49.0%        110.2%
Trenwick Group                               70.3%        40.8%        111.1%

1999
Trenwick America Re                          61.1%        40.4%        101.5%
Trenwick International                       69.9%        32.9%        102.8%
Trenwick Group                               64.4%        37.6%        102.0%

   (1) Includes Chartwell Insurance Company premiums in first quarter of 2000.

The combined ratio is one means of measuring the profitability of a property and casualty insurance or reinsurance company. The combined ratio reflects underwriting experience, but does not reflect income from investments or provisions for income taxes. A combined ratio below 100% indicates profitable underwriting and a combined ratio exceeding 100% indicates unprofitable underwriting. Although an insurer or reinsurer may have unprofitable underwriting results, the insurer or reinsurer may still be profitable because of investment income earned on its accumulated invested assets.

Trenwick's claims and claims expense ratio, which is the ratio of incurred claims and claims adjustment expenses to net earned premiums, increased from 64.4% in the first quarter of 1999 to 70.3% in the first quarter of 2000. Trenwick's claims and claims expense ratio deteriorated in the first quarter of 2000 due to the effect of Trenwick America Re's aggregate excess of loss reinsurance cessions in 1999 and earlier years and the absence of such ceded reinsurance for 2000.

Trenwick recorded ceded claims and claims expenses incurred of $205,141,000 for the three months ended March 31, 2000, which includes $28,548,000 ceded to the Chartwell adverse development cover, compared to $26,594,000 for the same period in 1999. In addition, $3,048,000 of other reinsurance balances was ceded to the Chartwell adverse development cover for the three months ended March 31, 2000.

Trenwick America Re's claims and claims expense ratio was 75.7% in the first quarter of 2000 compared to 61.1% in the same period in 1999. The increase in Trenwick America Re's claims and claims expense ratio in 2000 is primarily due to the reasons described in the paragraph above.

Trenwick International's claims and claims expense ratio was 76.4% in the first quarter of 2000 compared to 69.9% in the first quarter of 1999. The increase was due primarily to adverse loss development on prior years' reserves in the first quarter of 2000.

Canterbury Financial's claims and claims expense ratio was 71.2% in the first quarter of 2000.

Chartwell Managing Agents' claims and claims expense ratio was 61.2% in the first quarter of 2000.

Trenwick's expense ratio, which is the ratio of policy acquisition costs and underwriting expenses to net earned premiums as determined in accordance with generally accepted accounting principles, increased in the three months ending March 31, 2000 to 40.8% compared to 37.6% in the same period in 1999. The overall increase in the expense ratio primarily reflected the change in business mix following the acquisition of Chartwell in 1999. The inclusion of Canterbury Financial and Chartwell Managing Agents in the first quarter of 2000 whose underwriting results, in aggregate, carry a higher expense ratio resulted in the increased ratio expense. Trenwick America Re's expense ratio in the first quarter of 2000 was 41.6% compared to 40.4% in the same period in 1999. Trenwick International's expense ratio was 29.2% in the first quarter of 2000 compared to 32.9% in the same period in 1999. The expense ratio of Canterbury Financial Group and Chartwell Managing Agents in the first quarter of 2000 was 40.1% and 49.0%, respectively.

Consolidated Results of Operations
Quarter Ended March 31, 2000 Compared with Quarter Ended March 31, 1999

Revenues

Total revenues for the quarter ended March 31, 2000 increased 118.4% to $165.0 million, compared to $75.6 million for the comparable period in 1999. Included in Trenwick's consolidated results of operations for 2000 are Chartwell's operating results.

Net Premiums Earned

Net premiums earned for the three months ended March 31, 2000 were $134.9 million, compared to $59.0 million in 1999, a 128.8% increase. This increase reflects the inclusion of Chartwell's business in 2000 and an increase in business underwritten by Trenwick International, offset in part by a decline in business underwritten by Trenwick America Re.

Net Investment Income

Trenwick's net investment income was $26.1 million in the first quarter of 2000 compared to $13.8 million in 1999. The overall increase in investment income in the first quarter of 2000 is due to the continued growth in Trenwick's invested asset base resulting primarily from the acquisition of Chartwell's business, offset by decreases resulting from funding requirements for the repurchase of

Trenwick's common stock, reduced business written by Trenwick America Re and lower interest rates on the reinvestment of securities at maturity. Pre-tax yields on Trenwick's invested assets, excluding equity securities, were 6.2% in the first quarter of 2000 compared to 6.1% in the first quarter of 1999.

Net Realized Investment (Losses) Gains

Trenwick realized net investment losses of $.7 million or $.04 per basic and diluted share for the quarter ended March 31, 2000 compared to realized net investment gains of $2.5 million or $.23 per basic and diluted share for the same period in 1999. After-tax realized investment losses resulted primarily from the sale of tax-exempt securities in the quarter. Due to the significant amount of available net operating loss carryforwards, the tax benefits associated with holding tax-exempt securities have been reduced considerably. As a result, the Company initiated a program to restructure its investment portfolio in the first quarter.

Other Income and Equity Earnings of Investees

For the quarters ended March 31, 2000 and 1999 other income and equity earnings of investees was $4.6 million and $.3 million, respectively. In each period, other income consisted of foreign transaction gains.

Claims and Claims Expenses Incurred

Trenwick's principal expense, claims and claims expenses incurred, was $94.9 million for the quarter ended March 31, 2000, a 150% increase compared to $38.0 million for the comparable period in 1999. The increase is principally attributable to an increase in premium volume following the inclusion of Chartwell's business in the first quarter of 2000.

Policy Acquisition Costs

Policy acquisition costs, which vary directly with premium volume and consist primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $38.4 million for the quarter ended March 31, 2000, compared to $16.4 million for the same period in 1999. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition ratio) increased to 28.5% in the first quarter of 2000 from 27.8% in the same period in 1999 due to the change in the mix of business written as a result of the Chartwell acquisition.

Underwriting Expenses

In the first quarter of 2000, Trenwick recorded underwriting expenses of $16.5 million compared to $5.8 million in the same period in 1999. The reason for the increase in underwriting expenses was due to the inclusion of Chartwell's business in the first quarter of 2000. As a result, Trenwick recorded an underwriting loss, which is net earned premiums less claims and claims expenses incurred, policy acquisition costs and underwriting expenses, of $14.9 million in the three months ended March 31, 2000 compared to an underwriting loss of $1.2 million in the same period in 1999.

Other Expenses

Other expenses, which include amortization of goodwill and other intangibles, general and administrative expenses, interest expense and minority interest in subsidiary trust, were $12.8 million for the quarter ended March 31, 2000 compared to $5.0 million for the same period in 1999. The increase reflects the addition of goodwill and increases in general and administrative expenses and interest expense in conjunction with the acquisition of Chartwell.

Income Before Income Taxes and Extraordinary Item

Trenwick generated net income before income taxes and extraordinary item of $2.3 million for the three months ended March 31, 2000 compared to net income of $10.4 million for the same period in 1999. The decline in net income occurred for the reasons described above.

Income Tax Expense

The income tax expense for the quarter ended March 31, 2000 was $.8 million compared with a provision for income taxes of $2.3 million for the same period in 1999. The effective tax rate was 33.2% and 22.0% for the quarters ended March 31, 2000 and 1999, respectively. The principal factor in the decline below the statutory rate of 35% for both periods resulted from the benefit recognized on investments in tax-exempt securities. Additionally, Trenwick recorded an income tax benefit of $445,000 applicable to the extraordinary loss on debt redemption.

Extraordinary Loss on Debt Redemption

Trenwick incurred an after-tax extraordinary loss of $825,000 in connection with the redemption on March 1, 2000 of the remaining outstanding 10.25% Senior Notes due 2004 at a redemption price of 102.56% of par value.


Net Income

Trenwick generated net income of $.7 million for the quarter ended March 31, 2000 compared with net income of $8.1 million for the comparable 1999 period. The basic net income per share was $.05 for the quarter ended March 31, 2000 as compared to basic net income of $.75 per share for the same period in 1999. The diluted net income per share was $.05 per share compared to diluted net income of $.74 per share for the quarter ended March 31, 1999.

Liquidity and Capital Resources

As of March 31, 2000, Trenwick's consolidated investments and cash totaled $1.7 billion, as compared to $1.7 billion at December 31, 1999. The fair value of the Company's equity securities exceeded cost of $108.8 million and $107.9 million by $3.8 million $2.7 million at March 31, 2000 and December 31, 1999, respectively. The amortized value of the Company's debt securities exceeded fair value by $13.6 million and $14.1 million at March 31, 2000 and December 31, 1999 respectively.

As of March 31, 2000, Trenwick's consolidated stockholders' equity totaled $445.9 million or $27.37 per share, compared to $462.2 million or $27.37 per share at December 31, 1999. Since December 31, 1999, the unrealized appreciation of debt and equity investments decreased $1.0 million, net of tax, or $.06 per share.

Cash flow used for operations was $16.7 million for the three months ended March 31, 2000 compared to cash flow from operations of $6.9 million for the same period in 1999. The reduction in cash flow from operations was due to an overall increase in claims and claims expenses paid. For the three months ended March 31, 2000 cash flow provided by financing activities was $.8 million compared to cash flow used for financing activities of $17.7 million for the same period in 1999. Cash provided by financing activities in the first quarter of 2000 includes proceeds from the issuance of the senior credit facilities partially offset by the redemption of $10.25% senior notes.

Trenwick's total debt to capital ratio (total debt divided by total debt and shareholders' equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 46% at March 31, 2000 and 43% at the end of 1999. Trenwick's total debt to capital ratio excluding the preferred capital securities was 38% at March 31, 2000 and 35% at December 31, 1999. The increase in the first quarter of 2000 primarily reflects an increase of %63.8 million of senior credit facilities offset by the redemption of the 10.25% senior notes.

In May 1997, Trenwick's Board of Directors authorized the repurchase of one million shares of common stock. In September 1998, August 1999, November 1999 and December 1999, the Board of Directors authorized the repurchase of additional shares, increasing the total number of shares of common stock which Trenwick could purchase under the stock repurchase program to 4.6 million at purchase prices not to exceed Trenwick's book value. Under the stock repurchase plan, Trenwick repurchased 829,300 shares of common stock at a cost of approximately $13.7 million in the first quarter of 2000. Since May 1997, Trenwick has purchased an aggregate of 4,106,000 shares of common stock at a cost of approximately $95.6 million under its stock repurchase program.

Trenwick issued 239,515 shares of common stock in the first quarter of 2000 pursuant to employee benefit plans.

Trenwick declared a first quarter dividend of $.26 per share in 2000, equal to the $.26 per share dividend paid in the first quarter of 1999.

Quantitative and Qualitative Disclosure About Market Risk

Trenwick reviewed the change in its exposure to market risks since December 31, 1999. The components of Trenwick's investment holdings and its risk management strategy and objectives have not materially changed. Therefore, Trenwick believes that the potential for loss in each market risk sector described at year-end has not materially changed.

Safe Harbor Disclosure

In  connection  with the "safe  harbor"  provisions  of the  Private  Securities
Litigation Reform Act of 1995, Trenwick sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by or on behalf of Trenwick in this Quarterly Report on Form 10-Q and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of Trenwick and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have," and similar expressions. Trenwick, as a matter of policy, does not make any specific projections as to future earnings nor does it endorse any projections regarding future performance that may be made by others.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause Trenwick's results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

- Changes in the level of competition in the domestic and international reinsurance or primary insurance markets that affect the volume or profitability of Trenwick's property/casualty business. These changes include, but are not limited to, changes in the intensity of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors;

- Changes in the demand for reinsurance, including changes in ceding companies' risk retentions and changes in the demand for excess and surplus lines insurance coverages;

- The ability of Trenwick to execute its strategies in its property/casualty operations;

- Catastrophe losses in Trenwick's domestic and international property/ casualty businesses;

- Adverse development on property/casualty claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability or new insurance and reinsurance contract interpretations;

- Changes in inflation that affect the profitability of Trenwick's current property/casualty business or the adequacy of its property/casualty claims and claims expense liabilities and policy benefit liabilities related to prior years' business;

-    Changes in Trenwick's property/casualty retrocessional arrangements;

- Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of Trenwick's retrocessionaires or reinsurers;

- Increases in interest rates, which may cause a reduction in the market value of Trenwick's fixed income portfolio, and its common shareholders' equity;

- Decreases in interest rates which may cause a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales or maturities of existing investments;

-    A decline in the value of Trenwick's equity investments;

-    Changes in the composition of Trenwick's investment portfolio;

-    Credit losses on Trenwick's investment portfolio;

- Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

-    The impact of mergers and acquisitions;

-    Gains or losses related to changes in foreign currency exchange rates; and

-    Changes in Trenwick's capital needs.

In addition to the factors outlined above that are directly related to Trenwick's businesses, Trenwick is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

The facts set forth above should be considered in connection with any forward-looking statement contained in this Quarterly Report. The important factors that could affect such forward-looking statements are subject to change, and Trenwick does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note Trenwick intends to avail itself of the safe harbor from liability with respect of forward-looking statements provided by Section 27A and Section 21E referred to above.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     27.0 Financial Data Schedule

b)   Reports on Form 8-K

     The following report on Form 8-K was filed during the quarter ended March 31, 2000:

         Date of Report                              Item Reported
         --------------                              -------------
         March 20, 2000                   The Amended  and  Restated  Agreement,
                                          Schemes of  Arrangement  and  Plan  of
                                          Reorganization,  dated as of March 20,
                                          2000, by and among LaSalle Re Holdings
                                          Limited, LaSalle Re  Limited, Trenwick
                                          Group Inc. and Gowin Holdings
                                          International Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 15, 2000                                TRENWICK GROUP INC.
         ----------------                            ---------------------------
                                                     (Registrant)


                                                     /s/ JAMES F. BILLETT, JR.
                                                     ---------------------------
                                                     James F. Billett, Jr.
                                                     Chairman, President and
                                                     Chief Executive Officer


                                                     /s/ ALAN L. HUNTE
                                                     ---------------------------
                                                     Alan L. Hunte
                                                     Executive Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer