Form 10-Q
period 2000-06-30
TRENWICK GROUP INC
filed 2000-08-15
CIK 787952

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Description of Class                                    Shares Outstanding
                                                          as of  August 14, 2000

Common Stock - $.10 par value                                  16,288,082

                               Trenwick Group Inc.

                               Index To Form 10-Q

PART I  FINANCIAL INFORMATION

Item 1-                                                                    Page
                                                                           ----
Consolidated Balance Sheets
     June 30, 2000 and December 31, 1999..............................       3

Consolidated Statements of Operations and Comprehensive Income
     Three Months and Six Months Ended June 30, 2000 and 1999.........       4

Consolidated Statements of Changes in Common Stockholders' Equity
     Six Months Ended June 30, 2000 and 1999..........................       5

Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2000 and 1999..........................       6

Notes to Consolidated Financial Statements............................       7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations..............................      11

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...........      22

Item 6. Exhibits and Reports on Form 8-K..............................      22

Signatures............................................................      23

PART I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

                               TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                      June 30,     December 31,
                                                      2000              1999
                                                      --------      ------------
Assets                                                   (dollars in thousands)
------

Securities available for sale at fair value:
   Debt securities (amortized cost: $1,161,081
      and $1,325,438)                                  $1,147,805    $1,311,361
   Equity securities (cost: $108,028 and $107,946)        107,222       110,666
Other investments                                          24,736        19,446
Investments held by managed syndicates                    147,608       137,745
                                                       -----------   -----------
          Total investments                             1,427,371     1,579,218
                                                       -----------   -----------

Cash and cash equivalents                                 147,044       125,954
Cash and cash equivalents held by managed syndicates      102,985        44,687
Accrued investment income                                  23,701        26,122
Premiums in process of collection                         452,617       270,455
Reinsurance recoverable balances, net                     743,124       644,578
Prepaid reinsurance premiums                              114,823       100,000
Goodwill                                                  150,655       153,824
Deferred policy acquisition costs                          93,132        78,896
Net deferred income taxes                                 101,354        97,442
Current income taxes receivable                            24,604        27,292
Deposits                                                   20,771        20,227
Other assets                                               89,000        71,904
                                                       -----------   -----------
          Total assets                                 $3,491,181    $3,240,599
                                                       ===========   ===========

Liabilities and Common Stockholders' Equity
-------------------------------------------
Liabilities:
   Unpaid claims and claims expenses                   $2,050,332    $1,964,139
   Unearned premium income                                434,421       379,684
   Senior credit facilities                               157,569        94,501
   6.7% senior notes due 2003                              75,000        75,000
   10.25% senior notes due 2004                                 -        39,831
   Contingent interest notes                               36,091        34,699
   Other long term debt                                     3,171         4,874
   Other liabilities                                      185,004        75,541
                                                       -----------    ----------
          Total liabilities                             2,941,588     2,668,269
                                                       -----------    ----------

Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trust holding
   solely junior subordinated debentures of
   Trenwick Group Inc.                                    110,000       110,000
                                                       -----------    ----------
Minority interest                                             121            81

Common stockholders' equity:
   Common stock, $.10 par value, 30,000,000 shares          1,629         1,689
   Additional paid-in-capital                             280,527       291,361
   Deferred compensation under stock award plan            (5,913)       (3,553)
   Retained earnings                                      176,870       182,477
   Accumulated other comprehensive income                 (13,641)       (9,725)
                                                       -----------    ----------
          Total common stockholders' equity                439,472      462,249
                                                       ------------   ----------

         Total liabilities, minority interest and
         common stockholders' equity                    $3,491,181   $3,240,599
                                                       ============  ===========

         The accompanying notes are an integral part of these statements

                               TRENWICK GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                   (Unaudited)

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                          -----------------------------   ----------------------------
                                                              2000            1999           2000            1999
                                                          -------------    ------------   ------------    ------------
                                                                     (in thousands except per share data)

Revenues:
   Net premiums earned                                       $ 153,332      $ 66,071      $ 288,264        $125,039
   Net investment income                                        27,907        13,317         54,018          27,140
   Equity in net earnings of investees                             884             -          5,472               -
   Net realized investment gains (losses)                          294           523           (375)          3,029
   Other income (loss)                                           3,460          (141)         3,473             113
                                                          -------------    ------------   ------------    ------------
          Total revenues                                       185,877        79,770        350,852         155,321
                                                          -------------    ------------   ------------    ------------
Expenses:
   Claims and claims expenses incurred                         111,581        43,348        206,494          81,324
   Policy acquisition costs                                     42,604        18,046         81,047          34,453
   Underwriting expenses                                        18,284         7,269         34,780          13,036
   General and administrative expenses                           3,233           961          5,404           2,162
   Interest expense                                              6,915         1,344         13,050           2,696
   Amortization expense                                          2,053             5          4,097              43
   Minority interest in subsidiary trust                         2,425         2,426          4,851           4,851
                                                          -------------    ------------   ------------    ------------
          Total expenses                                       187,095        73,399        349,723         138,565
                                                          -------------    ------------   ------------    ------------

Income (loss) before income taxes and
   extraordinary item                                           (1,218)        6,371          1,129          16,756
Income tax expense (benefit)                                    (3,341)          706         (2,560)          2,986
                                                          -------------    ------------   ------------    ------------
Income before extraordinary item                                 2,123         5,665          3,689          13,770
   Extraordinary loss on debt redemption,
         net of $445 income tax benefit                              -             -            825               -
                                                          -------------    ------------   ------------    ------------
   Net income                                                $   2,123      $  5,665        $ 2,864        $ 13,770
                                                          =============    ============   ============    ============

Basic earnings per share:
   Income before extraordinary item                               $.13          $.54           $.23           $1.30
   Extraordinary loss                                                -             -           (.05)              -
                                                          -------------    ------------   ------------    ------------
   Net income                                                     $.13          $.54           $.18           $1.30
                                                          =============    ============   ============    ============
Diluted earnings per share
   Income before extraordinary item                               $.13          $.53           $.23           $1.28
   Extraordinary loss                                                -             -           (.05)              -
                                                          -------------    ------------   ------------    ------------
   Net income                                                     $.13          $.53           $.18           $1.28
                                                          =============    ============   ============    ============

Dividends per common share                                        $.26          $.26           $.52            $.52
                                                          =============    ============   ============    ============

Comprehensive income (loss):
Net income                                                    $  2,123       $ 5,665        $ 2,864        $ 13,770
Other comprehensive income (loss):
   Unrealized investment gains (losses)                         (2,530)       (9,215)        (2,011)        (13,051)
   Realized investment gains (losses)
     included in net income                                       (193)         (340)          (244)         (1,969)
   Foreign currency translation adjustment                      (1,950)       (2,119)        (2,149)         (4,774)
                                                          -------------    ------------   ------------    ------------
     Total other comprehensive income (loss)                    (4,673)      (11,674)        (3,916)        (19,794)
                                                          -------------    ------------   ------------    ------------
Comprehensive income (loss)                                   $ (2,550)     $ (6,009)       $(1,052)       $ (6,024)
                                                          =============    ============   ============    ============

              The accompanying notes are an integral part of these statements.


                               TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                           COMMON STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                           2000           1999
                                                       ------------    ---------
                                                         (dollars in thousands)

Common stockholders' equity, beginning of period       $462,249        $348,029

Common stock, $.10 par value, and additional paid-in-capital:

Income tax expense from compensation deductions            (108)            (18)
Restricted common stock awarded (245,348 and
   65,985 shares)                                         3,201           1,914
Restricted common stock awards cancelled
  (8,698 shares)                                           (134)              -
Common stock purchased and retired  (837,549)
   and 486,869)                                         (13,853)        (14,371)

Deferred compensation under stock award plan:

Restricted common stock awarded                          (3,201)         (1,914)
Restricted common stock awards cancelled                    134               -
Compensation expense recognized                             707             522

Retained earnings:

Net income                                                2,864          13,770
Cash dividends ($.26 per share)                          (8,471)         (5,550)

Accumulated other comprehensive income:

Other comprehensive income (loss)                        (3,916)        (19,794)
                                                       ------------    ---------

Common stockholders' equity, end of period              $439,472       $322,588
                                                       ============   ==========

                                  TRENWICK GROUP INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                          Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                         2000           1999
                                                      -----------    -----------
                                                       (dollars in thousands)

Cash flows for operating activities:
   Premiums collected                                    $330,254     $ 135,275
   Ceded premiums paid                                   (130,089)      (18,395)
   Claims and claims expenses paid                       (325,662)     (128,738)
   Claims and claims expenses recovered                    95,767        12,978
   Underwriting expenses paid                             (31,022)      (15,727)
                                                      ------------    ----------

   Cash used for underwriting activities                  (60,752)      (14,607)
   Net investment income received                          52,629        29,509
   Service and other income received, net of expenses         802           116
   General and administrative expenses paid                (5,404)       (2,162)
   Interest expense and subsidiary trust dividends paid   (22,822)       (7,428)
   Income taxes recovered (paid)                            7,420         1,744
                                                      -------------   ----------
         Cash provided by (used for) operating
             activities                                   (28,127)        7,172
                                                      -------------   ----------

Cash flows for investing activities:
   Purchases of debt securities                          (356,504)     (337,785)
   Sales of debt securities                               406,397        72,028
   Maturities of debt securities                           83,076       246,368
   Purchases of equity securities                          (6,501)      (20,345)
   Sales of equity securities                               5,910        12,023
   Investment in subsidiary, net of cash acquired         (13,305)         (171)
   Additions to premises and equipment                     (1,461)       (1,279)
                                                      -------------   ----------
         Cash provided by (used for) investing
            activities                                    117,612       (29,161)
                                                      -------------   ----------
Cash flows for financing activities:
   Issuance of long term debt                              64,000             -
   Repurchase of common stock                             (16,668)      (14,924)
   Dividends paid                                          (8,470)       (5,550)
   Redemption of senior notes and other debt              (41,101)            -
   Other, net                                              (2,478)           (2)
                                                      --------------  ----------
         Cash provided by (used for) financing
            activities                                     (4,717)      (20,476)
                                                      --------------  ----------
Effect of exchange rate on cash                            (5,380)       (1,075)
                                                      --------------  ----------
Change in cash and cash equivalents                        79,388       (43,540)
                                                      --------------  ----------
Cash and cash equivalents, beginning of period            170,641        63,003
                                                      --------------  ----------
Cash and cash equivalents, end of period                 $250,029       $19,463
                                                      ==============  ==========

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

     During the first half of 2000 the Company changed its estimates of Chartwell Re Corporation's ("Chartwell's") unallocated loss adjustment expenses. The impact of this change was an increase to pre-tax income of $4.5 million ($2.9 million after-tax).

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

2.   Acquisitions

     LaSalle Re Holdings Limited

     On December 19, 1999, Trenwick and LaSalle Re Holdings Limited ("LaSalle Re") signed a definitive agreement for Trenwick and LaSalle Re to combine, with shareholders of both companies receiving shares in a new Bermuda holding company to be named Trenwick Group Ltd. Under the terms of the business combination agreement, shareholders of Trenwick and LaSalle Re will each receive shares in the newly formed Trenwick on a one-for-one basis. The acquisition will be accounted for as a purchase. Trenwick expects to close the transaction in the third quarter of 2000, subject to shareholder and regulatory approvals and other customary conditions.

     On March 20, 2000, Trenwick and LaSalle Re amended and restated the business combination agreement in order to revise the portion of the business combination agreement related to the restructuring of Trenwick immediately prior to the combination with LaSalle Re. On June 28, 2000, Trenwick and LaSalle further amended the business combination agreement to extend the date on which the business combination agreement may be terminated from June 30, 2000 to the first business day after September 30, 2000.

3.   Long Term Debt

     On March 1, 2000, the Company elected to redeem its 10.25% Senior Notes due 2004 at a redemption price of 102.56% of par value. As a result, the Company recorded an after-tax loss of $825,000, which has been reflected in the Company's Consolidated Statement of Operations as an extraordinary item.

4.   Reinsurance

     Trenwick purchases reinsurance to reduce its exposure to catastrophe losses and other large losses in all lines of business. Trenwick, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written and premiums earned are as follows (in thousands):

                        Premiums Written                  Premiums Written
                ------------------------------    ------------------------------
                         Three Months Ended                 Six Months Ended
                               June 30,                          June 30,
                ------------------------------    ------------------------------
                       2000            1999            2000             1999
                ---------------    -----------    -------------    -------------

Direct               116,842         21,320          163,460           41,359
Assumed              182,114         75,785          391,467          161,299
Ceded               (117,968)       (19,769)        (212,840)        (44,528)
                ---------------    -----------    -------------    -------------
Net                 $180,988        $77,336         $342,087         $158,130
                ===============    ===========    =============    =============


                        Premiums Earned                   Premiums Earned
                ------------------------------    ------------------------------
                        Three Months Ended                 Six Months Ended
                              June 30,                          June 30,
                ------------------------------    ------------------------------
                       2000            1999            2000             1999
                -------------    -------------    -------------    -------------

Direct               103,897         17,024          132,050           33,940
Assumed              163,170         69,120          349,884          134,712
Ceded               (113,735)       (20,073)        (193,670)         (43,613)
                -------------    -------------    -------------    -------------
Net                 $153,332        $66,071         $288,264         $125,039
                =============    =============    =============    =============

     The Company recorded ceded claims and claims expenses incurred of $26,239,000 for the three months ended June 30, 2000 and $231,380,000 for the six months ended June 30, 2000. The cessions made in the first half of 2000 include $45,510,000 ceded to the Chartwell adverse development cover.

5.   Stockholders' Equity

     Preferred Stock

     Trenwick has 2,000,000 shares of $.10 par value preferred stock authorized and none outstanding.

     Common Stock

     For the six months ended June 30, 2000, Trenwick awarded key employees an aggregate of 245,348 shares of common stock under the terms of its stock incentive plans, at an average price of $13.05 per share (approximately $3,201,000). Trenwick is recognizing compensation expense determined by the value of the shares, amortized over a five year vesting period. During the period, 8,249 shares were repurchased at an average price of $14.02 per share (approximately $116,000) in connection with the satisfaction of withholding taxes payable upon the vesting of shares previously awarded under the plan. During the six months ended June 30, 2000, Trenwick purchased 829,300 shares under its stock repurchase program at an average price of $16.56 per share totaling approximately $13,737,000. As of June 30, 2000, Trenwick has an authorization of 494,000 shares remaining under its current plan.

     Dividends declared and paid by Trenwick during the six months ended June 30, 2000 were $8,471,000.

6.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                       ------------------------------    ------------------------------
                                                           2000             1999             2000             1999
                                                       -------------    -------------    -------------    -------------
Income available to common stockholders:                $  2,123         $  5,665           $2,864         $ 13,770

Weighted average shares of common stock outstanding:

Weighted average shares outstanding (basic)               15,931           10,476           15,961           10,626
Weighted average shares issuable on exercise
     of employee stock options, net of assumed
     repurchases                                              32              145               20              128
                                                       -------------    -------------    -------------    -------------
Weighted average shares outstanding (diluted)             15,963           10,621           15,981           10,754
                                                       =============    =============    =============    =============
Per share amounts:
Basic earnings per share:
Income before extraordinary item                            $.13             $.54             $.23            $1.30
                                                       =============    =============    =============    =============
Net income                                                  $.13             $.54             $.18            $1.30
                                                       =============    =============    =============    =============
Diluted earnings per share:
Income before extraordinary item                            $.13             $.53             $.23            $1.28
                                                       =============    =============    =============    =============
Net income                                                  $.13             $.53             $.18            $1.28
                                                       =============    =============    =============    =============


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

     The summary financial results for Trenwick's operating segments for the three and six months ended June 30 are as follows:

                                                             Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        -----------------------------   -----------------------------
                                                            2000             1999            2000            1999
                                                        ------------    -------------   -------------    ------------
    (in thousands)
    Net premiums earned:
         Trenwick America Re                               $ 37,751         $ 39,504        $ 76,630        $ 76,324
         Canterbury Financial                                10,581                -          20,773               -
         Trenwick International                              42,724           26,567          80,143          48,715
         Chartwell Managing Agents                           62,276                -         110,718               -
                                                        ------------    -------------   -------------    ------------
                                                            153,332           66,071         288,264         125,039
    Total revenues:
         Trenwick America Re                                 56,505           50,314         113,494         100,321
         Canterbury Financial                                12,308                -          24,604               -
         Trenwick International                              46,720           29,454          86,886          54,982
         Chartwell Managing Agents                           68,487                -         121,900               -
         Unallocated                                          1,857                2           3,968              18
                                                        ------------    -------------   -------------    ------------

                                                            185,877           79,770         350,852         155,321
    Underwriting profit (loss):
         Trenwick America Re                               (11,775)          (1,754)        (18,509)         (2,314)
         Canterbury Financial                                   220                -           (932)               -
         Trenwick International                             (2,884)            (838)         (4,954)         (1,460)
         Chartwell Managing Agents                          (4,698)                -         (9,662)               -
                                                        ------------    -------------   -------------    ------------
                                                            (19,137)          (2,592)        (34,057)         (3,774)

    Income (loss) before income taxes and extraordinary item:
         Trenwick America Re                                  8,204            8,087          18,645          19,464
         Canterbury Financial                                 1,946                -           2,899               -
         Trenwick International                                (63)              853           (561)           2,444
         Chartwell Managing Agents                            1,515                -           1,520               -
         Unallocated                                       (12,820)          (2,569)        (21,374)         (5,152)
                                                        ============    =============   =============    ============
                                                          $ (1,218)         $  6,371        $  1,129        $ 16,756


                             MANAGEMENT'S DISCUSSION
                     AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Overview

Trenwick Group Inc. ("Trenwick") is a publicly traded holding company currently headquartered in Stamford, Connecticut whose principal operating subsidiaries underwrite specialty insurance and reinsurance through multi-national business units. Trenwick conducts its business through four principal operating platforms. Trenwick America Reinsurance Corporation ("Trenwick America Re") underwrites U.S. property and casualty treaty reinsurance, including U.S. reinsurance business previously written by Chartwell Re Corporation ("Chartwell"). Trenwick International Limited ("Trenwick International"), domiciled in London, underwrites non-U.S. specialty insurance and treaty and facultative reinsurance. As a result of the acquisition of Chartwell, Trenwick gained two additional operating platforms, Canterbury Financial Group Inc. ("Canterbury Financial"), which underwrites U.S. specialty insurance, and Chartwell Managing Agents Limited ("Chartwell Managing Agents") which manages syndicates underwriting at Lloyd's.

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

LaSalle Re Holdings Limited

On December 19, 1999, Trenwick and LaSalle Re Holdings Limited ("LaSalle Re") signed a definitive agreement for Trenwick and LaSalle Re to combine, with shareholders of both companies receiving shares in a new Bermuda holding company to be named Trenwick Group Ltd. Under the terms of the business combination agreement, shareholders of Trenwick and LaSalle Re will each receive shares in the newly formed Trenwick on a one-for-one basis. The acquisition will be accounted for as a purchase. Trenwick expects to close the transaction early in the third quarter of 2000, subject to shareholder and regulatory approvals and other customary conditions.

On March 20, 2000, Trenwick and LaSalle Re amended and restated the business combination agreement in order to revise the portion of the business combination agreement related to the restructuring of Trenwick immediately prior to the combination with LaSalle Re. On June 28, 2000, Trenwick and LaSalle further amended the business combination agreement to extend the date on which the business combination agreement may be terminated from June 30, 2000 to the first business day after September 30, 2000.

Premium

Trenwick's gross and net premium writings for its domestic and international operations were as follows:

                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                           ------------------------------    ------------------------------
                                                 2000             1999             2000             1999
                                           -------------    -------------    -------------    -------------
Gross written premium:
     Trenwick America Re (1)                   $107,542          $55,446         $163,072         $115,420
     Canterbury Financial                        47,542                -           91,982                -
     Trenwick International                      58,751           41,659          132,037           87,238
     Chartwell Managing Agents                   85,121                -          167,836                -
                                           -------------    -------------    -------------    -------------
         Total                                 $298,956          $97,105         $554,927         $202,658
                                           =============    =============    =============    =============
 Net written premium:
     Trenwick America Re                        $47,031          $43,417          $85,386          $87,586
     Canterbury Financial                        13,232                -           24,673                -
     Trenwick International                      48,665           33,919          108,233           70,544
     Chartwell Managing Agents                   72,060                -          123,795                -
                                           -------------    -------------    -------------    -------------
         Total                                 $180,988          $77,336         $342,087         $158,130
                                           =============    =============    =============    =============

     (1) Includes Chartwell Insurance Company reinsurance renewal premiums for the three and six months ending June 30, 2000.

In the second quarter of 2000, Trenwick reported net premiums written of $181.0 million, a 134% increase compared to $77.3 million in the second quarter of 1999.

Trenwick America Re's net reinsurance premiums written increased 8% in the quarter ended June 30, 2000 compared to the same period in 1999. The increase in Trenwick's domestic reinsurance premium volume in the second quarter of 2000 is attributable to the inclusion of Chartwell's business.

Trenwick International reported net premiums written of $48.7 million for the three months ended June 30, 2000 compared to net premiums written of $33.9 million for the same period in 1999. While the international business is also highly competitive, growth in this business has occurred as a result of Trenwick International's expansion into new products and geographic markets previously limited by its former parent.

During the quarter ended June 30, 2000, Chartwell Managing Agents' syndicates reported net premiums written of $72.1 million. Prior to its acquisition by Trenwick, Chartwell had significantly increased the amount of capacity it supplied to the syndicates managed by Chartwell Managing Agents, resulting in a 28% increase in premium writings compared to the second quarter of 1999. For the 2000 year of account, Trenwick is providing 93% of the overall syndicate capacity for Chartwell Managing Agents.

For the quarter ended June 30, 2000, Canterbury Financial reported net premiums written of $13.2 million. Net premiums increased slightly as compared to the same period in 1999, principally from changes in certain reinsurance programs, increasing the amount of reinsurance purchased in the first quarter of 2000.

Operating Ratios

The following tables set forth Trenwick's combined ratios and its components calculated on the basis of generally accepted accounting principles for the periods indicated:
                                              Claims
                                              and
                                              Claims       Total
                Three months ended            Expense      Expense      Combined
                     June 30,                 Ratio        Ratio        Ratio
-------------------------------------------   ----------   --------     --------
2000
Trenwick America Re(1)                         91.3%        39.9%        131.2%
Trenwick International                         66.1%        40.7%        106.8%
Canterbury Financial                           65.5%        32.4%         97.9%
Chartwell Managing Agents                      67.4%        40.2%        107.6%
Trenwick Group                                 72.8%        39.7%        112.5%

1999
Trenwick America Re                            65.0%        39.5%        104.5%
Trenwick International                         66.6%        36.6%        103.2%
Trenwick Group                                 65.6%        38.3%        103.9%

           (1) Includes Chartwell Insurance Company reinsurance renewal premiums in second quarter of 2000.

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

Trenwick's claims and claims expense ratio, which is the ratio of incurred claims and claims adjustment expenses to net earned premiums, increased from 65.6% in the second quarter of 1999 to 72.8% in the second quarter of 2000. Trenwick's claims and claims expense ratio deteriorated in the second quarter of 2000 due to the effect of Trenwick America Re's aggregate excess of loss reinsurance cessions in 1999 and earlier years and the absence of such ceded reinsurance for 2000.

Trenwick recorded ceded claims and claims expenses incurred of $26,239,000 for the three months ended June 30, 2000, which includes $16,962,000 ceded to the Chartwell adverse development cover.

Trenwick America Re's claims and claims expense ratio was 91.3% in the second quarter of 2000 compared to 65.0% in the same period in 1999. The increase in Trenwick America Re's claims and claims expense ratio in 2000 is primarily due to the reasons described in the paragraph above.

Trenwick International's claims and claims expense ratio was 66.1% in the second quarter of 2000 compared to 66.6% in the second quarter of 1999.

Canterbury Financial's claims and claims expense ratio was 65.5% in the second quarter of 2000. Chartwell Managing Agents' claims and claims expense ratio was 67.4% in the second quarter of 2000.

Trenwick's expense ratio, which is the ratio of policy acquisition costs and underwriting expenses to net earned premiums as determined in accordance with generally accepted accounting principles, increased in the three months ending June 30, 2000 to 39.7% compared to 38.3% in the same period in 1999. The overall increase in the expense ratio primarily reflected the change in business mix following the acquisition of Chartwell in 1999. The inclusion of Canterbury
Financial and Chartwell Managing Agents in the second quarter of 2000 whose underwriting results, in aggregate, carry a higher expense ratio resulted in the increased expense ratio. Trenwick America Re's expense ratio in the second quarter of 2000 was 39.9% compared to 39.5% in the same period in 1999. Trenwick International's expense ratio was 40.7% in the second quarter of 2000 compared to 36.6% in the same period in 1999. The expense ratio of Canterbury Financial Group and Chartwell Managing Agents in the second quarter of 2000 was 33.6% and 40.2%, respectively.

Consolidated Results of Operations
Quarter Ended June 30, 2000 Compared with Quarter Ended June 30, 1999

Revenues

Total revenues for the quarter ended June 30, 2000 increased 133% to $185.9 million, compared to $79.8 million for the comparable period in 1999. Included in Trenwick's consolidated results of operations for 2000 are Chartwell's operating results.

Net Premiums Earned

Net premiums earned for the three months ended June 30, 2000 were $153.3 million, compared to $66.1 million in 1999, a 132% increase. This increase reflects the inclusion of Chartwell's business in 2000 and an increase in business underwritten by Trenwick International, offset in part by a decline in business underwritten by Trenwick America Re.

Net Investment Income

Trenwick's net investment income was $27.9 million in the second quarter of 2000 compared to $13.3 million in 1999. The overall increase in investment income in the second quarter of 2000 is due to the continued growth in Trenwick's invested asset base resulting primarily from the acquisition of Chartwell's business, offset by decreases resulting from funding requirements for the repurchase of Trenwick's common stock and reduced business written by Trenwick America. Pre-tax yields on Trenwick's invested assets, excluding equity securities, were 6.5% in the second quarter of 2000 compared to 6.0% in the second quarter of 1999.

Net Realized Investment Gains (Losses)

Trenwick realized net investment gains of $0.2 million or $.01 per basic and diluted share for the quarter ended June 30, 2000 compared to realized net investment gains of $0.3 million or $.03 per basic and diluted share for the same period in 1999.

Other Income (Loss) and Equity Earnings of Investees

For the quarter ended June 30, 2000 other income and equity earnings of investees was $4.3 million compared to a loss of $(0.1) million in the second quarter of 1999. Other income (loss) consists primarily of foreign transaction gains or losses.

Claims and Claims Expenses Incurred

Trenwick's principal expense, claims and claims expenses incurred, was $111.6 million for the quarter ended June 30, 2000, a 157% increase compared to $43.3 million for the comparable period in 1999. The increase is principally attributable to an increase in premium volume following the inclusion of Chartwell's business in the second quarter of 2000.

Policy Acquisition Costs

Policy acquisition costs, which vary directly with premium volume and consist primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $42.6 million for the quarter ended June 30, 2000, compared to $18.0 million for the same period in 1999. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition ratio) increased to 27.8% in the second quarter of 2000 from 27.3% in the same period in 1999.

Underwriting Expenses

In the second quarter of 2000, Trenwick recorded underwriting expenses of $18.3 million compared to $7.3 million in the same period in 1999. Underwriting expenses increased due to the inclusion of Chartwell's business in the second quarter of 2000. As a result, Trenwick recorded an underwriting loss, which is net earned premiums less claims and claims expenses incurred, policy acquisition costs and underwriting expenses, of $19.1 million in the three months ended June 30, 2000 compared to an underwriting loss of $2.6 million in the same period in 1999.

Other Expenses

Other expenses, which include amortization of goodwill and other intangibles, general and administrative expenses, interest expense and minority interest in subsidiary trust, were $14.6 million for the quarter ended June 30, 2000 compared to $4.7 million for the same period in 1999. The increase reflects the addition of goodwill and increases in general and administrative expenses and interest expense in conjunction with the acquisition of Chartwell.

Income (Loss) Before Income Taxes and Extraordinary Item

Trenwick generated a net loss before income taxes and extraordinary item of $1.2 million for the three months ended June 30, 2000 compared to net income of $6.4 million for the same period in 1999. The decline in net income occurred for the reasons described above.

Income Tax Expense

The income tax benefit for the quarter ended June 30, 2000 was $3.3 million compared with a provision for income taxes of $0.7 million for the same period in 1999. Additionally, Trenwick recorded an income tax benefit of $445,000 applicable to the extraordinary loss on debt redemption.

Net Income

Trenwick generated net income of $2.1 million for the quarter ended June 30, 2000 compared with net income of $5.7 million for the comparable 1999 period. The basic net income per share was $.13 for the quarter ended June 30, 2000 as compared to basic net income of $.54 per share for the same period in 1999. The diluted net income per share was $.13 per share compared to diluted net income of $.53 per share for the quarter ended June 30, 1999.

Consolidated Results of Operations
Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

Revenues

Total revenues for the six months ended June 30, 2000 increased 126% to $350.9 million, compared to $155.3 million for the comparable period in 1999. Included in Trenwick's consolidated results of operations for 2000 are Chartwell's operating results.

Net Premiums Earned

Net premiums earned for the six months ended June 30, 2000 were $288.3 million, compared to $125.0 million in 1999, a 131% increase. This increase reflects the inclusion of Chartwell's business in 2000 and an increase in business underwritten by Trenwick International, offset in part by a decline in business underwritten by Trenwick America Re.

Net Investment Income

Trenwick's net investment income was $54.0 million in the first half of 2000 compared to $27.1 million in 1999. The overall increase in investment income in the first half of 2000 is due to the continued growth in Trenwick's invested asset base resulting primarily from the acquisition of Chartwell's business, offset by decreases resulting from funding requirements for the repurchase of Trenwick's common stock and reduced business written by Trenwick America Re. Pre-tax yields on Trenwick's invested assets, excluding equity securities, were 6.3% in the first half of 2000 compared to 6.0% in the first half of 1999.

Net Realized Investment Gains (Losses)

Trenwick realized after-tax net investment losses of $0.2 million or $.02 per basic and diluted share for the six months ended June 30, 2000 compared to after-tax realized net investment gains of $2.0 million or $.19 per basic and $.18 per diluted share for the same period in 1999. After-tax realized investment losses resulted primarily from the sale of tax-exempt securities in the first quarter. Due to the significant amount of available net operating loss carryforwards, the tax benefits associated with holding tax-exempt securities have been reduced considerably. As a result, the Company initiated a program to restructure its investment portfolio in the first quarter.

Other Income (Loss) and Equity Earnings of Investees

For the six months ended June 30, 2000 and 1999 other income (loss) and equity earnings of investees was $8.9 million and $0.1 million, respectively. In each period, other income (loss) consisted of foreign transaction gains and losses.

Claims and Claims Expenses Incurred

Trenwick's principal expense, claims and claims expenses incurred, was $206.5 million for the six months ended June 30, 2000, a 154% increase compared to $81.3 million for the comparable period in 1999. The increase is principally attributable to an increase in premium volume following the inclusion of Chartwell's business in the first half of 2000.

Policy Acquisition Costs

Policy acquisition costs, which vary directly with premium volume and consist primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $81.1 million for the six months ended June 30, 2000, compared to $34.5 million for the same period in 1999. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition ratio) increased to 28.1% in the first half of 2000 from 27.6% in the same period in 1999.

Underwriting Expenses

In the first half of 2000, Trenwick recorded underwriting expenses of $34.8 million compared to $13.0 million in the same period in 1999. Underwriting expenses increased due to the inclusion of Chartwell's business in the first half of 2000. As a result, Trenwick recorded an underwriting loss, which is net earned premiums less claims and claims expenses incurred, policy acquisition costs and underwriting expenses, of $34.1 million in the six months ended June 30, 2000 compared to an underwriting loss of $3.8 million in the same period in 1999.

Other Expenses

Other expenses, which include amortization of goodwill and other intangibles, general and administrative expenses, interest expense and minority interest in subsidiary trust, were $27.4 million for the six months ended June 30, 2000 compared to $9.8 million for the same period in 1999. The increase reflects the addition of goodwill and increases in general and administrative expenses and interest expense in conjunction with the acquisition of Chartwell.

Income (Loss) Before Income Taxes and Extraordinary Item

Trenwick generated net income before income taxes and extraordinary item of $1.1 million for the six months ended June 30, 2000 compared to net income of $16.8 million for the same period in 1999. The decline in net income occurred for the reasons described above.

Income Tax Expense

The income tax benefit for the six months ended June 30, 2000 was $2.6 million compared with a provision for income taxes of $3.0 million for the same period in 1999. Additionally, Trenwick recorded an income tax benefit of $445,000 applicable to the extraordinary loss on debt redemption in the first quarter of 2000.

Extraordinary Loss on Debt Redemption

Trenwick incurred an after-tax extraordinary loss of approximately $825,000 in connection with the redemption on March 1, 2000 of the remaining outstanding 10.25% Senior Notes due 2004 at a redemption price of 102.56% of par value.

Net Income

Trenwick generated net income of $2.9 million for the six months ended June 30, 2000 compared with net income of $13.8 million for the comparable 1999 period. The basic net income per share was $.18 for the six months ended June 30, 2000 as compared to basic net income of $1.30 per share for the same period in 1999. The diluted net income per share was $.18 per share compared to diluted net income of $1.28 per share for the six months ended June 30, 1999.

Liquidity and Capital Resources

As of June 30, 2000, Trenwick's consolidated investments and cash totaled $1.7 billion, as compared to $1.7 billion at December 31, 1999. The cost of the company's equity securities exceeded fair value of $107.2 by $.8 million at June 30, 2000 and at December 31, 1999 the fair value of $110.7 million exceeded cost by $2.7 million. The amortized value of the Company's debt securities exceeded fair value by $13.3 million and $14.1 million at June 30, 2000 and December 31, 1999, respectively.

As of June 30, 2000, Trenwick's consolidated stockholders' equity totaled $439.5 million or $26.98 per share, compared to $462.2 million or $27.37 per share at December 31, 1999. Since December 31, 1999, the unrealized appreciation of debt and equity investments decreased $1.8 million, net of tax, or $.11 per share.

Cash flow used for operations was $28.1 million for the six months ended June 30, 2000 compared to cash flow from operations of $7.2 million for the same period in 1999. The reduction in cash flow from operations was due to an overall increase in claims and claims expenses paid. For the six months ended June 30, 2000 cash flow used for financing activities was $4.8 million compared to $20.5 million for the same period in 1999. Cash used for financing activities in the first half of 2000 includes proceeds from borrowings under the senior credit facilities partially offset by the redemption of the 10.25% Senior Notes.

Trenwick's total debt to capital ratio (total debt divided by total debt and shareholders' equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 46% at June 30, 2000 and 43% at the end of 1999. Trenwick's total debt to capital ratio excluding the preferred capital securities was 38% at June 30, 2000 and 35% at December 31, 1999. The increase in the first half of 2000 primarily reflects an increase of $63.1 million of senior credit facilities offset by the redemption of the 10.25% senior notes in the first quarter of 2000.

In May 1997, Trenwick's Board of Directors authorized the repurchase of one million shares of common stock. In September 1998, August 1999, November 1999 and December 1999, the Board of Directors authorized the repurchase of additional shares, increasing the total number of shares of common stock which Trenwick could purchase under the stock repurchase program to 4.6 million at purchase prices not to exceed Trenwick's book value. Under the stock repurchase plan, Trenwick repurchased 829,300 shares of common stock at a cost of approximately $13.7 million in the first half of 2000. Since May 1997, Trenwick has purchased an aggregate of 4,106,000 shares of common stock at a cost of approximately $95.6 million under its stock repurchase program.

Trenwick issued 245,348 shares of common stock in the first half of 2000 pursuant to employee benefit plans.

Trenwick declared a second quarter dividend of $.26 per share in 2000, equal to the $.26 per share dividend paid in the second quarter of 1999.

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

Part II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders was held in Old Greenwich, Connecticut on May 18, 2000. Represented in person or by proxy at the annual meeting were 14,222,708 shares of Common Stock, which was 87.3% of outstanding shares.

The following three directors were elected to a three year term expiring in 2003 by the following votes of Trenwick's stockholders.

                                NUMBER OF SHARES
                                ----------------

                                            For       Withheld
                                        ----------    --------
James F. Billett, Jr.                   13,998,142    224,566

W. Marson Becker                        13,998,102    224,606

Robert M. DeMichele                     13,997,742    224,966

Joseph D. Sargent                       13,997,470    225,238

The appointment of PricewaterhouseCoopers LLP as Trenwick's independent auditors was ratified by the following vote of Trenwick's stockholders:


                                NUMBER OF SHARES
                                ----------------
                 For                 Against                  Abstain
             ----------             ----------               ---------
             14,180,851               15,506                   26,351

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits
     --------
     27.0 Financial Data Schedule

b)   Reports on Form 8-K
     -------------------
     The following report on Form 8-K was filed during the quarter ended June 30, 2000:

         Date of Report                         Item Reported
         --------------                         -------------
         June 29, 2000                   Amendment   No. 1, dated June 28, 2000,
                                         to the Amended and Restated  Agreement,
                                         Schemes of  Arrangement  and Plan of
                                         Reorganization,  dated as of March 20,
                                         2000, by and among LaSalle Re Holdings
                                         Limited,  LaSalle Re Limited, Trenwick
                                         Group Inc. and  Trenwick  Group Ltd.
                                         (formerly  known as Gowin  Holdings
                                         International Limited).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 14, 2000                    TRENWICK GROUP INC.
         ---------------                    -------------------------------
                                            (Registrant)


                                            /s/ JAMES F. BILLETT, JR.
                                            --------------------------------
                                            James F. Billett, Jr.
                                            Chairman, President and
                                            Chief Executive Officer


                                            /s/ COLEMAN D. ROSS
                                            --------------------------------
                                            Coleman D. Ross
                                            Executive Vice President and
                                            Chief Financial Officer