Form 10-K/A
period 1999-12-31
TRENWICK GROUP INC
filed 2000-08-22
CIK 787952

================================================================================





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)
|X| ANNUAL REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1999.
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transition period                        to
                               ----------------------    ----------------------

                         Commission file number 1-15389

                               TRENWICK GROUP INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                06-1152790
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         One Canterbury Green, Stamford, Connecticut                06901
           (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (203) 353-5500

           Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                             Name of Each Exchange on Which
                                                             Registered
Common Stock, par value $.10 per share                New York Stock Exchange
   Preferred Stock Purchase Rights                    New York Stock Exchange

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

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                     TO THE
         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

This Amendment No. 1 on Form 10-K/A is being filed to correct a printer transmission error in the tables listing gross premiums written and net premiums written on page 2, to include additional disclosure in the second paragraph on page 12, to revise the classification of certain assets and related cash flows in the 1999 column in Schedule II - Condensed Financial Information of
Registrant on pages S-1 and S-3, to amend the presentation of certain information in Schedule V - Valuation and Qualifying Accounts on page S-5, to revise the Report of Independent Accountants on Financial Statement Schedules on page S-6 and to revise certain portions of management's discussion and analysis and footnotes to the financial statements to clarify certain disclosures. The revised portions of the Annual Report on Form 10-K are set forth in Attachment A.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TRENWICK GROUP INC.
                                                    (Registrant)


                                            By   /s/ James F. Billett, Jr.
                                                 ------------------------------
                                                 James F. Billett, Jr.
                                                 Chairman, President and
                                                 Chief Executive Officer
Dated:  August 22, 2000

                                  Attachment A

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

Trenwick's gross and net premium writings for its operational units are as follows:

                                        1999             1998           1997
                                  ---------------  ---------------  ------------
Gross Premiums Written
     Trenwick America Re          $   210,921(1)    $   218,249     $   248,662
     Trenwick International           171,698           105,114(2)            -
     Chartwell Managing Agents         84,834(3)              -               -
     Canterbury Financial              38,088(4)              -               -
                                  ---------------  ---------------  ------------
     Total                        $   505,541      $    323,363     $   248,662
                                  ===============  ===============  ============

Net Premiums Written
     Trenwick America Re          $    155,108(1)  $    169,112     $   195,230
     Trenwick International            129,399           81,107(2)            -
     Chartwell Managing Agents          64,462(3)             -               -
     Canterbury Financial                5,641(4)             -               -
                                  ---------------  ---------------  ------------
     Total                        $    354,610     $    250,219     $   195,230
                                  ===============  ===============  ============

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

                    Trenwick America Reinsurance Corporation
                    Net Premiums Written By Lines of Business
                                 (in thousands)

                                           1999(1)          1998           1997
                                   ----------------  --------------  -----------
Casualty
         Automobile Liability            $  17,831      $  51,299      $  50,187
         Errors and Omissions               45,557         36,655         40,063
         General Liability                  22,170         17,743         20,795
         Accident and Health                17,922         11,014          6,326
         Medical Malpractice                 3,422          7,700         10,293
         Workers' Compensation               8,297          3,025         18,328
         Products Liability                  1,834          2,312          1,743
         Other Casualty                     12,431          2,697          9,133
                                   ----------------  --------------  -----------
                  Total Casualty           129,464        132,445        156,868
                                   ----------------  --------------  -----------
Property                                    25,644         36,667         38,362
                                   ----------------  --------------  -----------
         Total                           $ 155,108      $ 169,112      $ 195,230
                                   ================  ==============  ===========

(1)Includes reinsurance business of Chartwell Reinsurance and its subsidiaries since its acquisition on October 27, 1999.

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

             International Net Premiums Written By Type of Business
                             (dollars in thousands)

                              1999                           1998
                  ------------------------------  ----------------------------
SRU                       98,926       76       %       83,397       83      %
Treaty                    30,473       24       %       17,385       17      %
                  --------------   ------------  --------------    -----------
Total                  $ 129,399      100       %      100,782      100      %
                  ==============   ============  ==============    ===========

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

                                   Trenwick's Lloyd's Corporate Members
                             Gross Premiums Written by Lloyd's Market Segment
                                        (dollars in thousands)(1)
                                             Year Ended December 31,
                                  ----------------------------------------------
                                     1999                          1998
                                  -----------------------   --------------------
                                   Amount    % of Total      Amount   % of Total
                                  ----------  -----------   ---------- ---------
Motor........................      $ 37,370       17.7%      $ 36,212      49.9%
Non-Marine...................       140,337       66.5         31,121      42.9
Aviation.....................        19,802        9.4          3,194       4.4
Marine.......................        12,350        5.9          1,757       2.4
Life.........................         1,092         .5            289       0.4
                                  ----------  -----------   ---------- ---------
Total........................     $ 210,951      100.0 %     $ 72,573     100.0%
                                  ==========  ===========   ========== =========

(1) Business at Lloyd's is conducted in pounds sterling. The dollar amounts shown here have been converted from pounds sterling at the average exchange rate for each of the years presented. Data shown for 1998 and that portion of 1999 prior to October 27, 1999 is not included in Trenwick's financial statements because Trenwick acquired Chartwell Managing Agents and its related Lloyd's corporate members on October 27, 1999.

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

The table set forth below shows the gross premiums written for Canterbury Financial Group for the periods indicated:

                                               Canterbury Financial Group
                                       Gross Premiums Written by Line of Business
                                               (dollars in thousands)(1)
                                                              Year Ended December 31,
                                -------------------------------------------------------------------------------
                                          1999                         1998                         1997
                                ------------------------   -------------------------   ------------------------
                                   Amount       Total        Amount        Total          Amount      Total
                                -----------  -----------   -----------  -----------    -----------  -----------

Commercial Multiple Peril......$  41,909       28.4%       $  45,737        41.2%      $  48,404       45.4 %
General Liability..............   36,743       25.0           31,575        28.4          30,418       28.6
Automobile.....................   46,471       31.5           23,354        21.0          22,267       20.9
Workers Compensation...........   12,589        8.5            4,224         3.8           4,169        3.9
Homeowners and Other...........    9,786        6.6            6,241         5.6           1,285        1.2
                               ------------  -----------   -----------  -----------    -----------  -----------
Total..........................$ 147,498      100.0%       $ 111,131      100.0%       $ 106,543      100.0 %
                               ============  ===========   ===========  ===========    ===========  ===========

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

The trend depicted in the table indicates that net unpaid claims and claims expense liability at December 31, 1998 have developed unfavorably due to Trenwick America Re's unfavorable development for claims occurring in accident years 1996 through 1998. Net unpaid claims and claims expenses at December 31, 1999 includes reinsurance recoverable of $46,460,000 under the adverse development cover purchased by Chartwell in connection with its acquisition by Trenwick. For further discussion of unpaid claims and claims expenses, see Notes 4 and 5 of Notes to the Consolidated Financial Statements of Trenwick.

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

 Trenwick's reserves include an estimate of Trenwick's ultimate liability for asbestos and environmental claims. The gross and net unpaid claims and claims expenses for asbestos and environmental claims are as follows:

                                                  1999         1998       1997
                                               ---------    --------   ---------
(in thousands)
Unpaid claims and claims expenses gross of
     reinsurance recoverable, end of year $ 100,131 $ 8,476 $ 8,924 Unpaid claims and claims expenses, net of
     reinsurance recoverable, end of year         72,092       8,428       8,814
Reinsurance recoverable on unpaid claims and
     claims expenses, end of year                 28,039          48         110

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

Trenwick  America  Re's  principal  retrocessionaires  are  Zurich  Reinsurance,
Continental Casualty Company, Unum Life Insurance Company of America and National Union Fire Insurance Company. Chartwell Re's principal retrocessionaires are Centre Reinsurance (Bermuda) Limited, London Life and Casualty Reinsurance Corp. and Scandinavian Reinsurance Company Limited. INSCORP's largest reinsurers in 1999 were American Reinsurance Company, Navigators Insurance Company and European International Reinsurance Company Limited. Trenwick International has two principal retrocessionaires, Lloyds of London and Transatlantic Re. All these retrocessionaires are rated A (Excellent) or better by A.M. Best Company. At December 31, 1999, Trenwick had no material uncollectible amounts due from its retrocessionaires.

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

                                                                  Investments
                                                             (dollars in thousands)
                                                            Average     Estimated
                                                            Maturity    Fair       Amortized
                                                            In Years    Value         Cost
Type (debt securities)
U.S. Government bonds                                          4.3  $   114,537  $   114,839
Obligations of states and political subdivisions(1)            6.3      454,993      460,176
Mortgage-backed and asset-backed securities                    8.1      288,535      290,801
Debt securities issued by British government                   3.7      115,023      117,165
Debt securities issued by other foreign governments            4.9       54,996       55,436
Public utilities                                              14.7       20,891       21,229
Corporate securities                                           8.3      259,446      262,855
Certificates of deposit                                         .2        2,940        2,937
                                                                    -----------  ------------
Total debt securities                                          6.8  $ 1,311,361  $ 1,325,438
                                                                    ===========  ============
Maturity (debt securities)
Due in one year or less                                         .5       94,546       93,913
Due in one year through five                                   2.9      544,077      545,161
Due after five years through ten years                         7.3      482,652      490,465
Due after ten years                                           19.1      190,086      195,899
                                                                    -----------  ------------
      Total debt securities                                    6.8  $ 1,311,361  $ 1,325,438
                                                                    ===========  ============
Quality (debt securities)
Aaa(2)-U.S. government bonds                                        $   114,537  $   114,839
      Obligations of states and political subdivisions                  349,474      352,936
      Mortgage-backed and asset-backed securities                       211,980      211,775
      Debt securities issued by British government                      115,023      117,165
      Debt securities issued by other foreign governments                31,402       31,783
      Corporate securities                                               14,585       14,959
      Certificates of deposit                                             1,991        1,988
                                                                    -----------  ------------
                                                                        838,992      845,445
                                                                    -----------  ------------

Aa(2)-Obligations of states and political subdivisions                   77,762       78,661
      Mortgage-backed and asset-backed securities                        44,554       45,923
      Corporate securities                                               58,250       58,558
      Debt securities issued by other foreign governments                16,707       16,715
      Public utilities                                                    2,438        2,483
                                                                    -----------  ------------
                                                                        199,711      202,340
                                                                    -----------  ------------
A(2)-Obligations of states and political subdivisions                    16,006       16,232
      Mortgage-backed and asset-backed securities                        24,522       25,465
      Debt securities issued by other foreign governments                 6,887        6,938
      Public utilities                                                   13,065       13,152
      Corporate securities                                              105,932      106,928
      Certificates of deposit                                               809          809
                                                                    -----------  ------------
                                                                        167,221      169,524
                                                                    -----------  ------------
Baa(2)-Obligations of states and political subdivisions                  11,751       12,347
      Mortgage-backed and asset-backed securities                         5,983        6,142
      Public utilities                                                    4,335        4,469
      Corporate securities                                               56,631       57,476
                                                                    -----------  ------------
                                                                         78,700       80,434
                                                                    -----------  ------------
Ba(2)-Public utilities                                                    1,053        1,125
      Corporate securities                                               12,543       13,032
                                                                    -----------  ------------
                                                                         13,596       14,157
                                                                    -----------  ------------
B(2)-Corporate securities                                                11,143       11,495
                                                                    -----------  ------------
Caa(2)-Corporate securities                                                 138          183
                                                                    -----------  ------------
P1(2)-Certificates of deposits                                              140          140
                                                                    -----------  ------------
      Non-rated Corporate security                                          224          224
                                                                    -----------  ------------
      Withdrawn - Asset-backed securities                                 1,496        1,496
                                                                    ===========  ============
      Total debt securities                                         $ 1,311,361  $ 1,325,438
                                                                    -----------  ------------

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

In 2000, of Trenwick's U.S. insurance subsidiaries, only Dakota could pay a dividend or other distribution without prior approval of the applicable insurance regulatory authority. In 2000, Dakota Specialty could pay a dividend of $2.8 million without prior approval. During 1999, 1998 and 1997, Trenwick
America Re paid dividends of $53.4 million, $30.1 million and $8.3 million, respectively. Chartwell Reinsurance paid dividends of $30.3 million in 1999 and $3.0 million in 1997. Chartwell Reinsurance did not pay any dividends in 1998. None of Trenwick's other U.S. insurance subsidiaries paid any dividends in 1999, 1998 or 1997.

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

                      TRENWICK GROUP INC. AND SUBSIDIARIES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               TRENWICK GROUP INC.
                                  BALANCE SHEET
                              (Parent Company Only)

                                                              December 31,
                                                    ----------------------------
                                                         1999            1998
                                                    ------------     -----------
                                                             (in thousands)
Assets:
     Investments in consolidated subsidiaries       $  558,151       $  532,069
     Cash and cash equivalents                           2,331              523
     Due from consolidated subsidiaries                 57,526            4,287
     Deferred debt issuance costs                        6,388            2,463
     Accrued investment income                             128              125
     Net deferred income taxes                          15,000            4,198
     Goodwill                                          153,824            1,605
     Other assets                                        9,421                9
                                                    ------------     -----------
     Total assets                                   $  802,769       $  545,279
                                                    ============     ===========

Liabilities:
     6.70% Senior notes due 2003                    $   75,000       $   75,000
     Junior subordinated debentures                    113,403          113,403
     Contingent interest notes                          34,699                -
     Due to consolidated subsidiaries                   10,965            2,700
     Accrued interest expense                            5,497            5,424
     Chase syndicated senior credit facilities          94,501                -
     Other liabilities                                   6,455              723
                                                    ------------     -----------

     Total liabilities                                 340,520          197,250

Stockholders' equity                                   462,249          348,029
                                                    ------------     -----------

     Total liabilities and stockholders' equity     $  802,769       $  545,279
                                                    ============     ===========

                      TRENWICK GROUP INC. AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                               TRENWICK GROUP INC.
                               STATEMENT OF INCOME
                              (Parent Company Only)

                                                   Year ended December 31,
                                         ---------------------------------------
                                             1999           1998         1997
                                         -----------   ------------   ----------
                                                       (in thousands)
Revenues:
Consolidated subsidiary dividends        $  46,100      $  26,600     $   8,250
Net investment income                          358          1,500         4,974
Net realized investment gains                    -            778             -
Other income                                     1             12             -
                                         -----------   ------------   ----------

     Total revenues                         46,459         28,890        13,224

Interest and operating expenses             16,938         13,950        10,090
Amortization expense                         1,423             33             -

Income before income taxes, equity in
  undistributed income of unconsolidated
  subsidiaries and extraordinary item       28,098         14,907         3,134
Income tax benefit                          (5,077)        (3,942)       (1,239)
                                         -----------   ------------   ----------
Income before equity in undistributed
   income of consolidated subsidiaries      33,175         18,849         4,373
Equity in undistributed income (loss)
   of consolidated subsidiaries            (44,223)        15,943        31,916
                                         -----------   ------------   ----------
Income (loss) before extraordinary
   loss on debt redemption                 (11,048)        34,792        36,289
Extraordinary loss on debt redemption,
     net of $558 income tax benefit              -              -         1,037
                                         -----------   ------------   ----------
Net income (loss)                        $ (11,048)     $  34,792     $  35,252
                                         ===========   ============   ==========

                      TRENWICK GROUP INC. AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                               TRENWICK GROUP INC.
                             STATEMENT OF CASH FLOWS
                              (Parent Company Only)

                                                                        Year ended December 31,
                                                              -----------------------------------------------
                                                                      1999           1998           1997
                                                              ----------------    ------------   ------------
                                                                             (in thousands)
Cash flows from operating activities:
     Dividends and net investment income received                  $  46,466      $  28,548      $  12,642
     Interest and operating expenses paid                            (14,979)       (11,786)        (4,983)
     Income taxes received                                             3,669          5,035            794
                                                              ----------------    ------------   ------------

     Cash provided by operating activities                            35,156         21,797          8,453
                                                              ----------------    ------------   ------------

Cash flows for investing activities:
     Purchases of debt securities                                          -        (16,637)       (72,932)
     Sales of debt securities                                              -         88,190              -
     Maturities of debt securities                                         -            911         16,050
     Investment in subsidiaries                                       (8,282)      (130,582)        (3,403)
                                                              ----------------    ------------   ------------

     Cash used for investing activities                               (8,282)       (58,118)       (60,285)
                                                              ----------------    ------------   ------------

Cash flows from financing activities:
     Issuance of senior notes                                              -         75,000              -
     Issuance of junior subordinated debentures                            -              -        113,403
     Issuance costs of senior notes and capital securities            (4,055)          (922)        (1,669)
     Long term debt proceeds                                          94,473              -              -
     Redemption of convertible debentures                                  -              -        (46,997)
     Issuance of common stock                                              -          1,536            956
     Repurchase of common stock                                      (44,604)       (34,880)          (171)
     Dividends paid                                                  (12,787)       (11,698)       (11,546)
     Intercompany loans                                              (58,093)         2,700              -
                                                              ----------------    -----------    ------------

     Cash provided by financing activities                           (25,066)        31,736         53,976
                                                              ----------------    -----------    ------------

Change in cash and cash equivalents                                    1,808         (4,585)         2,144

Cash and cash equivalents, beginning of year                             523          5,108          2,964
                                                              ----------------    -----------    ------------

Cash and cash equivalents, end of year                             $   2,331      $     523      $   5,108
                                                              ================    ===========    ============


                      TRENWICK GROUP INC. AND SUBSIDIARIES
               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                                                             1999        1998       1997
                                                                          -----------  ----------  ---------
Deferred policy acquisition costs     Trenwick America Re                     $34,757    $21,023     $22,524
                                      Canterbury Financial Group                3,215          -           -
                                      Trenwick International                   19,982     14,238           -
                                      Chartwell Managing Agents                20,942          -           -
                                                                          -----------  ----------  ---------
                                                                               78,896     35,261      22,524

Unpaid claims and claim expenses      Trenwick America Re                   1,201,954    546,292     518,387
                                      Canterbury Financial Group              142,215          -           -
                                      Trenwick International                  164,264    136,136           -
                                      Chartwell Managing Agents               455,706          -           -
                                                                          -----------  ----------  ---------
                                                                            1,964,139    682,428     518,387

Unearned premium income               Trenwick America Re                     110,909     75,206      87,020
                                      Canterbury Financial Group               63,133          -           -
                                      Trenwick International                  100,336     76,845           -
                                      Chartwell Managing Agents               105,306          -           -
                                                                          -----------  ----------  ---------
                                                                              379,684    152,051      87,020

Net premiums earned                   Trenwick America Re                     166,906    174,443     190,156
                                      Canterbury Financial Group               10,343          -           -
                                      Trenwick International                  107,911     71,118           -
                                      Chartwell Managing Agents                39,954          -           -
                                                                          -----------  ----------  ---------
                                                                              325,114    245,561     190,156

Net Investment Income                 Trenwick America Re                      49,315     44,490      43,692
                                      Canterbury Financial Group                1,722          -           -
                                      Trenwick International                   11,253     10,614           -
                                      Chartwell Managing Agents                 3,845          -           -
                                      Unallocated                                 259      1,212       4,710
                                                                          -----------  ----------  ---------
                                                                               66,394     56,316      48,402

Claims and claims expenses incurred   Trenwick America Re                     130,603    105,478     109,554
                                      Canterbury Financial Group                5,766          -           -
                                      Trenwick International                   80,866     47,657           -
                                      Chartwell Managing Agents                37,303          -           -
                                                                          -----------  ----------  ---------
                                                                              254,538    153,135     109,554

Policy acquisition costs              Trenwick America Re                      61,633     58,310      58,549
                                      Canterbury Financial Group                  916          -           -
                                      Trenwick International                   22,627     15,887           -
                                      Chartwell Managing Agents                10,919          -           -
                                                                          -----------  ----------  ---------
                                                                               96,095     74,197      58,549

Underwriting expenses                 Trenwick America Re                      13,790     13,789      15,425
                                      Canterbury Financial Group                2,687          -           -
                                      Trenwick International                   15,364     10,006           -
                                      Chartwell Managing Agents                 5,548          -           -
                                                                          -----------  ----------  ---------
                                                                               37,389     23,795      15,425

Net premiums written                  Trenwick America Re                     155,108    169,112     195,230
                                      Canterbury Financial Group                5,641          -           -
                                      Trenwick International                  129,399     81,107           -
                                      Chartwell Managing Agents                64,462          -           -
                                                                          -----------  ----------  ---------
                                                                              354,610    250,219     195,230

                      TRENWICK GROUP INC. AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                PERIOD FROM OCTOBER 28, 1999 TO DECEMBER 31, 1999
                                                            (in thousands)


                                         Balance at    Charged to     Balance at
                                         Beginning     Costs and      End of
                                         of Period     Expenses       Period
                                         -----------   -----------   -----------
Period Ended December 31, 1999
Reinsurance recoverable:
  Allowance for Uncollectible
      Reinsurance (1)....................$   6,402     $    167       $  6,569
Year Ended December 31, 1998
Reinsurance recoverable:
  Allowance for Uncollectible
      Reinsurance (1)....................$   6,394     $      8       $  6,402
Year Ended December 31, 1997
Reinsurance recoverable:
  Allowance for Uncollectible
      Reinsurance (1)....................$   5,731     $    663       $  6,394

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

                      Report of Independent Accountants on
                          Financial Statement Schedules



To the Board of Directors of
Trenwick Group Inc.


Our audits of the consolidated financial statements referred to in our report dated February 29, 2000, except as to Note 19, which is as of March 1, 2000, appearing in the 1999 Annual Report to Stockholders of Trenwick Group Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in this Annual Report on Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
New York, New York
February 29, 2000

                                  EXHIBIT 13.1

       AMENDED EXCERPTS FROM TRENWICK'S 1999 ANNUAL REPORT TO STOCKHOLDERS
              EXPRESSLY INCORPORATED BY REFERENCE IN THIS FORM 10-K



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Industry Overview
The trends experienced by the property and casualty insurance and reinsurance industry during the past five years continued in 1999. The industry's underwriting margins continued to experience pressure due to highly competitive conditions. While the number of industry participants declined further, principally because of industry consolidation, the remaining insurance and reinsurance industry participants are larger and better capitalized. Insurers' and reinsurers' investment portfolios, which consist principally of fixed income securities, continued to underperform primarily due to low interest rates experienced in recent years. Operating cash flow declined as a result of lower underwriting margins and continued deterioration in prior years' claim reserves. There have recently been indications of increases in insurance and reinsurance rates primarily associated with international property business; however, at this time the increases reported are isolated and sporadic, and as such, no significant improvement in general market conditions is expected in the near term.

Several years ago, in response to ongoing industry conditions, Trenwick embarked on a strategy of increasing its size and the diversity of its insurance and reinsurance businesses in order to compete more effectively in the insurance and reinsurance marketplace.

On October 27, 1999, Trenwick, upon its merger with Chartwell Re Corporation, became the second-largest independent reinsurer in the United States on the basis of surplus. The acquisition of Chartwell provided Trenwick with additional cost-effective means of augmenting capital, accelerating premium growth and added structural platforms for further expansion. The addition of Chartwell's U.S. reinsurance business, its admitted and non-admitted U.S. insurance companies and its operations at Lloyd's continued Trenwick's strategy of entering new markets and product lines that began with Trenwick's acquisition of Trenwick International (formerly SOREMA (UK) Limited) in 1998. Trenwick International, a London market company, underwrites specialty insurance and treaty and facultative reinsurance on a worldwide basis. Trenwick expects that the merger with Chartwell will produce between $15 million and $25 million in annual expense synergies in 2000 and 2001, respectively.

Trenwick's plan to diversify and broaden its markets continued with the December 19, 1999 announcement by Trenwick and LaSalle Re Holdings Limited of a definitive agreement to combine the two companies, with shareholders of both companies receiving shares in a new Bermuda holding company to be named Trenwick Group Ltd. This transaction will create a new Bermuda-based global insurance and reinsurance underwriting organization with an anticipated total capitalization of approximately $1.1 billion. The new Trenwick is expected to have larger scale and stronger competitive capabilities in a consolidating global insurance/reinsurance market, add higher margin business to Trenwick's existing mix, establish a stronger platform to enhance shareholder returns and expand Trenwick's management depth. Trenwick anticipates that the combined enterprise will have a strong presence in the three most significant insurance markets in the world: the United States, London and Bermuda.

On a pro forma basis, Trenwick would have had assets of approximately $4.0 billion and shareholders' equity, including minority interest, of approximately $800 million as of December 31, 1999 and combined 1999 gross written premiums for Trenwick, Chartwell and LaSalle of approximately $1.0 billion.

Premium
Trenwick's gross and net premium writings for its domestic and international operations were as follows:

                                          1999             1998           1997
                                       -----------      -----------   ----------
Gross Premiums Written
Trenwick America Re                    $210,921(1)       $218,249      $248,662
Trenwick International                  171,698           105,114(2)          -
Chartwell Managing Agents                84,834(3)              -             -
Canterbury Financial                     38,088(4)              -             -
Total                                  $505,541          $323,363      $248,662

Net Premiums Written
Trenwick America Re                    $155,108(1)       $169,112      $195,230
Trenwick International                  129,399            81,107(2)          -
Chartwell Managing Agents                64,462(3)              -             -
Canterbury Financial                      5,641(4)              -             -
Total                                  $354,610          $250,219      $195,230

(1) Includes reinsurance business of Chartwell Reinsurance and its subsidiaries since its acquisition on October 27, 1999.
(2) Includes Trenwick International business since its acquisition on February 27, 1998.
(3) Includes Chartwell Managing Agents business since its acquisition on October 27, 1999.
(4) Includes Canterbury Financial business since its acquisition on October 27, 1999.

In 1999,  Trenwick  reported  net  premiums  written  of $354.6  million,  a 42%
increase compared to $250.2 million in 1998. Net premiums written in 1998 increased 28% compared to 1997. Trenwick's domestic net reinsurance premiums written decreased 8% in 1999 over 1998 compared to a 13% decrease in 1998 over 1997.

The decline in Trenwick's domestic reinsurance premium volume in 1999 and 1998 is primarily attributable to a decline in net casualty premium writings of 2%. This decline reflects Trenwick America Re's withdrawal from accounts when pricing fell below what it believed to be acceptable rate levels. The decline in net premiums written was magnified by Trenwick's decision to buy increased reinsurance protection in 1999, 1998 and 1997 at more favorable terms than in prior years. Competition among primary companies also caused cedants to reduce their own premium writings or restructure their reinsurance programs, reducing the amount of reinsurance they purchase. As a result of consolidation within the industry, many ceding companies are now larger and financially stronger, enabling them to retain more risk.

Trenwick International reported net premiums written of $129.4 million for the year ended December 31, 1999 compared to net premiums written of $81.1 million for the post-acquisition period ended December 31, 1998. Trenwick International's net premium writings for the full year 1998 were $100.8 million. While the international business is also highly competitive, growth in this business has occurred as a result of emerging pockets of opportunity and as a result of Trenwick International's expansion into new geographic markets previously limited by its former parent.

During the period from October 28, 1999 to December 31, 1999, Chartwell Managing Agents' syndicates reported net premiums written of $64.5 million. Including the period prior to Chartwell Managing Agents' acquisition by Trenwick, Chartwell Managing Agents' syndicates reported net premiums written of $190.4 million for the year ended December 31, 1999 compared to net premiums written of $64.9 million for the prior year. Prior to its acquisition by Trenwick, Chartwell had increased significantly the amount of capacity it supplied to the syndicates managed by Chartwell Managing Agents, resulting in the aforementioned increase in premium writings. During 1999, Trenwick supplied 45.8% of the overall syndicate capacity for Chartwell Managing Agents.

From October 28, 1999 to December 31, 1999, Canterbury Financial reported net premiums written of $5.6 million. For the year ended December 31, 1999, which includes the period before Canterbury Financial was acquired by Trenwick, Canterbury Financial reported net premiums of $43.8 million, a 7% decrease over the year ended December 31, 1998. The decrease in net premium writings resulted principally from changes in certain reinsurance programs, increasing the amount of reinsurance purchased in 1999.

Operating Ratios

The following table sets forth Trenwick's combined ratios and its components calculated on a GAAP basis for the periods indicated:

                                        Claims and          Policy
                                          Claims          Acquisition        Underwriting          Total         Combined
                                       Expense Ratio     Expense Ratio      Expense Ratio      Expense Ratio     Ratio
                                       --------------   ----------------   -----------------   --------------   ----------
1999
Trenwick America Re(1)                      78.3%            36.9%              8.3%            45.2%            123.5%

Trenwick International                      74.9%            21.0%             14.2%            35.2%            110.1%

Canterbury Financial(2)                     55.7%             8.9%             26.0%            34.9%             90.6%

Chartwell Managing Agents(3)                93.4%            27.3%             13.9%            41.2%            134.6%

Trenwick Group                              78.3%            29.6%             11.5%            41.1%            119.4%

1998

Trenwick America Re                         60.5%            33.4%              7.9%            41.3%            101.8%

Trenwick International                      67.0%            22.3%             14.1%            36.4%            103.4%

Trenwick Group                              62.4%            30.2%              9.7%            39.9%            102.3%

1997

Trenwick America Re                         57.6%            30.8%              8.1%            38.9%             96.5%

Trenwick Group                              57.6%            30.8%              8.1%            38.9%             96.5%


----------------------------------------
(1) Includes reinsurance business of Chartwell Reinsurance and its subsidiaries since its acquisition on October 27, 1999
(2) Includes Canterbury Financial business since its acquisition on October 27, 1999
(3) Includes Chartwell Managing Agents business since its acquisition on October 27, 1999

The combined ratio is one means of measuring the profitability of a property and casualty insurance or reinsurance company. The combined ratio reflects underwriting experience, but does not reflect income from investments or provisions for income taxes. A combined ratio below 100% indicates profitable underwriting, and a combined ratio exceeding 100% indicates unprofitable underwriting. Although an insurer or reinsurer may have unprofitable underwriting results, the reinsurer may still be profitable because of investment income earned on its accumulated invested assets.

The most significant underwriting cost affecting an insurance or reinsurance company's underwriting result is represented by its claims and claims expense ratio, which is the ratio of incurred claims and claims adjustment expenses to net earned premiums. The claims and claims expense ratio is a function of estimates of claims associated with business written in the current period and changes in estimates of claims on business written in prior periods.

Trenwick's claims and claims expense ratio increased from 62.4% in 1998 to 78.3% in 1999. Trenwick's claims and claims expense ratio deteriorated in 1999 due to the effects of property catastrophe claims of approximately $12.9 million and adverse development of prior year reserves for claims and claims expense of approximately $14.6 million. At December 31, 1999, losses ceded to the Company's adverse development cover amounted to $46.5 million. Excluding the benefit of the adverse development cover, the claims and claims expense ratio in 1999 would have been 92.6%.

Trenwick America Re's claims and claims expense ratio was 78.3% in 1999 compared to 60.5% in 1998 and 57.6% in 1997. The increase in Trenwick America Re's claims and claims expense ratio in 1999 is primarily due to the reasons described in the paragraph above.

Trenwick International's claims and claims expense ratio was 74.9% in 1999 compared to 67.0% in 1998. The increase was due primarily to catastrophe losses associated with the European winter storms that occurred in the fourth quarter of 1999.

Trenwick's expense ratio, which is the ratio of policy acquisition costs and underwriting expenses to net earned premiums as determined in accordance with GAAP, increased in 1999 to 41.1% compared to 39.9% in 1998 and 38.9% in 1997. As was the case in 1998, the overall increase in the expense ratio reflected the continued increase in costs associated with Trenwick America Re. During 1999 and 1998, insurance companies continued to increase commissions on business ceded to reinsurers. The increase associated with domestic reinsurance business was partially offset by a reduction in Trenwick International's expense ratio and the inclusion of Canterbury Financial and Chartwell Managing Agents in the fourth quarter of 1999 whose underwriting results, in aggregate, carry a lower expense ratio. Trenwick's domestic reinsurance expense ratio in 1999 was 45.2% compared to 41.3% in 1998 and 38.9% in 1997. Trenwick International's expense ratio was 35.2% in 1999 compared to 36.4% in 1998.

Trenwick America Re's statutory combined ratios for 1999, 1998 and 1997 were 165.5%, 102.3% and 95.9% respectively. Trenwick America Re's 1999 statutory combined ratio includes the results of Chartwell Reinsurance Company, both before and after its acquisition by Trenwick. Trenwick America Re's statutory combined ratios were 50.9 percentage points worse, 2.2 percentage points better and 6.8 percentage points better, respectively, than the weighted average statutory combined ratios for all reinsurance companies which reported their results to the Reinsurance Association of America ("RAA") in those periods. The statutory combined ratios for this group of reinsurance companies in 1999, 1998 and 1997 were 114.6%, 104.5% and 102.7%, respectively. The statutory combined ratios as reported to the RAA by those companies, including Trenwick America Re, which primarily accept business from brokers, for 1999, 1998 and 1997 were 112.3%, 106.2% 104.6%, respectively.

Consolidated Results of Operations
Year Ended December 31, 1999 Compared With Year Ended December 31, 1998
Revenues
Total revenues for the year ended December 31, 1999 increased 26.7% to $394.3 million, compared to $311.3 million for the comparable period in 1998. Included in Trenwick's consolidated results of operations for 1999 are Chartwell's operating results since its merger with Trenwick on October 27, 1999.

Net Premiums Earned
Net premiums earned for the year ended December 31, 1999 were $325.1 million, compared to $245.6 million in 1998, a 32.4% increase compared to the same period in 1998. This increase reflects the inclusion of Chartwell's business since its acquisition on October 27, 1999 and an increase in business underwritten by Trenwick International, offset in part by a decline in business underwritten by Trenwick America Re.

Net Investment Income
Trenwick's net investment income was $66.4 million in 1999 compared to $56.3 million in 1998. The overall increase in investment income in 1999 is due to the continued growth in Trenwick's invested asset base resulting primarily from the acquisition of Chartwell's business, offset by decreases resulting from funding requirements for the repurchase of Trenwick's common stock, reduced business written by Trenwick America Re and lower interest rates on the reinvestment of securities at maturity. Pre-tax yields on Trenwick's invested assets, excluding equity securities, were 6.2% in 1999 compared to 6.4% in 1998. This decline in 1999 resulted primarily from the reinvestment of approximately $397.2 million of maturing securities at lower yields. In 1999, maturing securities included $24.6 million of principal repayments associated with Trenwick's portfolio of mortgage-backed and asset-backed securities, compared to $32.0 million in 1998. Principal repayments decreased in 1999 due to the increase in interest rates from 1998.

Net Realized Investment Gains
Trenwick realized net investment gains of $1.9 million or $.16 per basic and diluted share for 1999 compared to $9.0 million or $.77 per basic and diluted share for the same period in 1998. Included in 1999 net realized investment gains were $5.2 million of losses related to the write-down to net realizable value of certain debt securities in Trenwick's portfolio.

Other Income and Equity Earnings of Investees
For the years ended December 31, 1999 and 1998, other income was $.7 million and $.4 million, respectively, which consisted of foreign transaction gains. Equity earnings of investees was $.2 million in 1999.

Claims and Claims Expenses Incurred
Trenwick's principal expense, claims and claims expenses incurred, was $254.5 million for the year ended December 31, 1999, a 66.2% increase compared to $153.1 million for the comparable period in 1998. The increase is principally attributable to an increase in premium volume following the inclusion of Chartwell's business since its acquisition on October 27, 1999. Claims and claims expenses associated with Chartwell's business amounted to $42.7 million. In addition, claims and claims expense increased as a result of increases in estimates of prior accident year claims of $14.6 million in 1999 and claims arising from catastrophe losses in 1999 of $12.9 million.

Policy Acquisition Costs
Policy acquisition costs, which vary directly with premium volume and consist primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $96.1 million for the year ended December 31, 1999, compared to $74.2 million for the same period in 1998. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) decreased slightly to 29.6% in 1999 from 30.2% in 1998.

Underwriting Expenses
In 1999, Trenwick recorded underwriting expenses of $37.4 million compared to $23.8 million in 1998. The reason for the increase in underwriting expenses was due to the inclusion of Chartwell's business since its acquisition on October 27, 1999 and certain non-recurring expenses, including severance costs associated with the acquisition of Chartwell. As a result, Trenwick recorded an underwriting loss, which is net earned premiums less claims and claims expenses incurred, policy acquisition costs and underwriting expenses, of $62.9 million in 1999 compared to an underwriting loss of $5.6 million in 1998.

Other Expenses
Other expenses, which include amortization of goodwill and other intangibles, general and administrative expenses, interest expense and minority interest in subsidiary trust were $27.5 million for the year ended December 31, 1999 compared to $17.2 million for the same period in 1998. The increase reflects the addition of goodwill and increases in general and administrative expenses and interest expense in conjunction with the acquisition of Chartwell.

Income Before Income Taxes
Trenwick incurred a net loss before income taxes of $21.2 million for the year ended December 31, 1999 compared to net income of $43.0 million for the same period in 1998. The net loss occurred for the reasons described above.

Income Taxes
The income tax benefit for the year ended December 31, 1999 was $10.2 million compared with a provision for income taxes of $8.2 million for the same period in 1998. The effective tax rate was 48% and 19% for the years ended December 31, 1999 and 1998, respectively. The main reason for the increase in Trenwick's effective tax rate above the statutory rate of 35% in 1999 was the loss experienced by Trenwick in 1999, which limited the benefits recognizable on investments in tax-exempt securities. The principal factor in the decline below the statutory rate of 35% for 1998 results from the benefit recognized on investments in tax-exempt securities.

As of December 31, 1999, Trenwick has U.S. net operating loss carryforwards of $53.2 million available to offset future regular taxable income until 2019. Of the total net operating loss carryforward, $15.7 million was generated by The Insurance Corporation of New York (INSCORP) prior to its acquisition by Chartwell in 1995 and is limited by Section 382 of the Internal Revenue Code to an annual amount of $3.5 million to offset future taxable income each year.

During 1999, Trenwick recorded a valuation allowance of $24.0 million to reduce its deferred tax asset. The valuation allowance is necessary because sufficient uncertainty exists regarding the realizability of certain foreign tax credits and other deferred tax assets related to the excess tax basis of foreign subsidiaries. Any reduction in the valuation allowance will be offset against goodwill.

Net Income
Trenwick incurred a net loss of $11.0 million for the year ended December 31, 1999 compared with a net profit of $34.8 million for the comparable 1998 period. The basic loss per share was $.94 for the year ended December 31, 1999 as compared to basic net income of $2.99 per share for the same period in 1998. The diluted loss per share was $.94 per share compared to diluted net income of $2.95 per share for the year ended December 31, 1998.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997
Revenues
Total revenues for the year ended December 31, 1998 increased 29.2% to $311.3 million, compared to $240.9 million for the comparable period in 1997. Included in Trenwick's consolidated results of operations for 1998 are Trenwick International's operating results since its acquisition on February 27, 1998.

Net Premiums Earned
Net premiums earned for the year ended December 31, 1998 were $245.6 million, compared to $190.2 million in 1997, a 29.1% increase compared to the same period in 1997. This increase reflects the inclusion of Trenwick International's business since its acquisition on February 27, 1998.

Net Investment Income
Trenwick's net investment income was $56.3 million in 1998 compared to $48.4 million in 1997. The overall increase in investment income in 1998 was due to the continued growth in Trenwick's invested asset base resulting primarily from the acquisition of Trenwick International offset in part by the decrease in Trenwick America Re's invested asset base resulting from sales of approximately $88.1 million of securities to fund the acquisition of Trenwick International and the repurchase of Trenwick's common stock. Trenwick's pre-tax yield on invested assets, excluding equity securities, was 6.4% in 1998, unchanged from 1997.

Net Realized Investment Gains
Trenwick realized net investment gains of $9.0 million or $.77 per basic and diluted share for 1998 compared to $2.3 million or $.20 per basic share and $.19 per diluted share for the same period in 1997.

Other Income
Other income was $.4 million for the year ended December 31, 1998 compared to $.01 million for the same period in 1997. This increase was due to the inclusion of Trenwick International's foreign transaction gains and losses.

Claims and Claims Expenses Incurred
Trenwick's principal expense, claims and claims expenses incurred was $153.1 million for the year ended December 31, 1998, a 39.7% increase compared to $109.6 million for the comparable period in 1997. The increase was principally attributable to the increase in premiums written by Trenwick due to the inclusion of Trenwick International's underwriting results since its acquisition on February 27, 1998.

Policy Acquisition Costs
Policy acquisition costs, which vary directly with premium volume and consist primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $74.2 million for the year ended December 31, 1998, compared to $58.5 million for the same period in 1997. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) decreased slightly to 30.2% in 1998 from 30.8% in 1997.

Underwriting Expenses
In 1998, Trenwick recorded underwriting expenses of $23.8 million compared to underwriting expenses of $15.4 million in 1997. The reason for the increase in underwriting expenses was due to the inclusion of higher expenses relating to the business of Trenwick International since its acquisition on February 27, 1998. As a result, Trenwick recorded an underwriting loss, which is net earned premiums less claims and claims expenses incurred, policy acquisition costs and underwriting expenses, of $5.6 million in 1998 compared to an underwriting profit of $6.6 million in 1997.

Other Expenses
Other expenses include $1.4 million of amortization of goodwill and other intangibles, $7.2 million of general and administrative expenses and $18.9 million of interest expense and minority interest in subsidiary trust for the year ended December 31, 1999 compared to $33,000 of amortization of goodwill and other intangibles, $3.5 million of general and administrative expenses and $13.7 million for interest expense and minority interest in subsidiary trust for the same period in 1998. The increase reflects the addition of goodwill and increases in general and administrative expenses and interest expense in conjunction with the acquisition of Chartwell.

Income Before Income Taxes and Extraordinary Item
Net income before income taxes decreased to $43.0 million for the year ended December 31, 1998 compared to $47.5 million for the same period in 1997. The decrease resulted primarily from after-tax charges of $5.7 million associated with catastrophe losses, including Hurricanes Mitch and Georges. There were no material catastrophe losses included in the results for 1997.

Income Taxes
The provision for income taxes for the year ended
December 31, 1998 decreased to $8.2 million compared with $11.2 million for the same period in 1997. The effective tax rate was 19% and 24% for the years ended December 31, 1998 and 1997, respectively. The principal factor in the decline below the statutory rate of 35% for both periods resulted from the benefit recognized on investments in tax-exempt securities.

Extraordinary Loss
Trenwick incurred an extraordinary loss, net of the related tax benefit, of $1.0 million in 1997 in connection with the redemption of outstanding debt.

Net Income
Trenwick realized a net profit of $34.8 million for the year ended December 31, 1998 compared with a net profit of $35.3 million for the comparable 1997 period. Basic earnings per share decreased 1.3% to $2.99 per share for the year ended December 31, 1998 from $3.03 per share for the same period in 1997. Diluted net income per share decreased 2.0% to $2.95 per share from $3.01 per share for the year ended December 31, 1998.

Investments
Trenwick's investment objective is to fund policyholder and other liabilities in a manner that enhances shareholder value, subject to appropriate risk constraints. Trenwick seeks to meet this investment objective through a mix of investments that reflect the characteristics of the liabilities they support; diversify the types of investment risks by interest rate, liquidity, credit and equity price risk; and achieve asset diversification by investment type, industry, issuer and geographic location. Trenwick regularly projects duration and cash flow characteristics of its liabilities and makes appropriate adjustments in its investment portfolios. At December 31, 1999, Trenwick had investments, cash and cash equivalents of $1.7 billion, an increase of 74.0% compared to investments, cash and cash equivalents of $1.0 billion at December 31, 1998. This increase resulted principally from the acquisition of Chartwell's invested asset base. All debt and equity investments are classified as available for sale and reported at fair value with the unrealized gain or loss, net of income taxes, reported in other comprehensive income. During 1999, the market value of Trenwick's debt and equity investments decreased by $41.7 million as a result of an overall increase in interest rates, the effect of which was amplified by the increase in 1999 of the size of Trenwick's asset base.

During 1999, the proceeds from sales and maturities of taxable and tax-exempt securities of $769.4 million were invested by Trenwick America Re primarily in tax-exempt securities in the amount of $69.6 million and by Trenwick International in debt securities issued by the British Government in the amount of $138.2 million. Trenwick also purchased mortgage-backed and asset-backed securities in the amount of $6.6 million, U.S. government and agency securities of $31.4 million, securities of other governments of $60.6 million, investment grade corporate bonds of $44.7 million and high yield corporate bonds of $29.2 million. In addition, Trenwick purchased and disposed of certificates of deposit in the amount of $261.6 million during 1999. Also in 1999, $29.7 million of equities were purchased.

Trenwick's debt securities consisted primarily of investment grade securities, with 79% having a quality rating of Aa or better at December 31, 1999. High yield, or non-investment grade debt securities carry a rating of below BBB-/Baa3. These securities, along with unrated securities, represented less than 2% of the portfolio at December 31, 1999 and .5% of the portfolio at December 31, 1998.

The average maturity of Trenwick's debt securities at December 31, 1999 was 6.8 years compared to 5.7 years at December 31, 1998 and 6.2 years at December 31, 1997. The shortening during 1998 reflected the addition of Trenwick
International's portfolio which had a much shorter average maturity. The lengthening during 1999 reflects the longer average maturity of the Chartwell portfolio along with the 1999 duration extension of the Trenwick International portfolio.

Trenwick has not invested in derivative financial instruments such as futures, forward contracts, swaps, options or other financial instruments with similar characteristics such as interest rate caps or floors and fixed-rate loan commitments. Trenwick's portfolio includes market sensitive instruments, such as mortgage-backed and asset-backed securities, which amounted to approximately $288.5 million at December 31, 1999 or 16.5% of cash and invested assets. These investments are classified as available for sale and are not held for trading purposes. There are various categories of mortgage-backed and asset-backed securities that are subject to different degrees of risk from changes in interest rates and, for those mortgage-backed and asset-backed securities that are not agency-backed, defaults. Approximately 60.6% of Trenwick's mortgage-backed and asset-backed securities holdings were backed by government agencies, such as GNMA, FNMA and FHLMC, at December 31, 1999 and 45.8% at December 31, 1998. The principal risks inherent in holding mortgage-backed and asset-backed securities are prepayment and extension risks related to dramatic decreases and increases in interest rates, resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At December 31, 1999, approximately .3% of Trenwick's mortgage-backed and asset-backed securities holdings were invested in mortgage-backed and asset-backed securities that are subject to more prepayment and extension risk (such as interest- or principal-only strips) than traditional mortgage-backed and asset-backed securities. At December 31, 1998, no such securities were held.

Liquidity and Capital Resources
Cash Flows
Trenwick is a holding company whose principal assets are its investments in the common stock of its operating subsidiaries. As a holding company, Trenwick's principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from its operating subsidiaries together with income on the holding company's fixed-income portfolio. Trenwick's principal uses of cash are dividends to its stockholders, servicing its debt obligations and repurchases of its own common stock when the pricing is attractive. Trenwick's operating subsidiaries receive cash from premiums, investment income and proceeds from sales and maturities of portfolio investments. They utilize cash to pay claims, purchase their own reinsurance protections, meet operating and capital expenses and purchase fixed-income and equity securities.

Cash used in Trenwick's operating activities in 1999 was $52.3 million compared to cash provided by Trenwick's operating activities of $37.9 million in 1998 and $47 million in 1997. The reduction in cash flow from operations in 1999 was due primarily to a cash payment of $56 million in premium payments for the reinsurance policy which provides protection against adverse development of Chartwell's reserves following its acquisition by Trenwick and an overall increase in claims and claims expenses paid.

In 1999, cash used for financing activities was $24.4 million compared to cash provided by financing activities of $29.0 million in 1998. Cash used by financing activities in 1999 includes the repayment of long-term debt of $48.4 million and the repurchase of common stock of $44.6 million, offset by $94.5 million of borrowings under a credit facility established in 1999. Cash provided by financing activities in 1998 included proceeds from the issuance of $75 million principal amount of 6.70% Senior Notes partially offset by repurchases of common stock of approximately $34.9 million. Included in cash provided by financing activities in 1997 was $110 million from the issuance of the Subordinated Capital Income Securities, partially offset by the redemption of convertible debt of approximately $47 million.

Trenwick's current liquidity objectives are to maximize the use of available cash to fund ongoing operating needs, pay shareholder dividends, strategically invest in core businesses and meet common stock repurchase objectives. During 1999, net cash generated from investing, financing and operating activities was used to pay $44.6 million for common stock repurchases and pay $12.8 million of dividends to shareholders. In 1998, net cash generated by investing, financing and operating activities was used to pay $34.9 million for common stock repurchases and pay $11.7 million of dividends to shareholders.

Dividends
Trenwick paid a quarterly dividend of $.26 per share of common stock in 1999 and $.25 per share of common stock in 1998. Trenwick's Board of Directors reviews Trenwick's common stock dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are Trenwick's results of operations and the capital requirements, growth and other characteristics of its businesses.

Financings, Financing Capacity and Capitalization
Substantially all of Trenwick's borrowings and financings are conducted through Trenwick Group Inc. Trenwick continually monitors existing and alternative financing sources to support Trenwick's capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, intercompany borrowings and pledging or selling of assets.

Trenwick's total debt to capital ratio (total debt divided by total debt and shareholders' equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 43% at the end of 1999, 36% at the end of 1998 and 25% at the end of 1997. The increases in 1999 and 1998 primarily reflect the incurrence of indebtedness in connection with the acquisition of Trenwick International and the assumption of indebtedness in connection with the Chartwell acquisition.

On November 24, 1999, Trenwick entered into a $400 million credit agreement with various lending institutions, The Chase Manhattan Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and Fleet National Bank, as Documentation Agent. This new credit facility provides for a $170 million, 364-day revolving credit facility with an option to pay out outstanding borrowings under such facility over the four years following the expiration of the 364-day period. In addition, the credit facility provides for a $230 million five year, Lloyd's letter of credit facility, with a one year automatic renewal option. The applicable interest rate on borrowings under the credit facility is currently 1.3% above the London interbank offered rate or The Chase Manhattan Bank prime commercial lending rate.

The credit facility's representations, warranties and covenants are typical for transactions of this type and include limitations based upon Trenwick's leverage ratio, interest coverage ratio, combined surplus and risk-based capital. Trenwick and the banks party to the credit facility executed an amendment to the credit facility, dated as of December 31, 1999, reducing the required minimum consolidated tangible net worth of Trenwick from $325 million to $290 million until June 30, 2000.

In addition to the credit facility, Trenwick has outstanding $75 million aggregate principal amount of 6.70% Senior Notes, which are due April 1, 2003. Interest is payable semi-annually on April 1 and October 1 of each year; interest payments commenced on October 1, 1998.
The notes are not subject to redemption prior to maturity. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick.

Trenwick's long-term debt obligations also include 8.82% Junior Subordinated Deferrable Interest Debentures held by Trenwick Capital Trust I in respect of the $110 million in 8.82% Subordinated Capital Income Securities issued by the Trust. Under the terms of the debentures, Trenwick is not restricted from incurring indebtedness, but is subject to limits on its ability to incur secured indebtedness for borrowed money.

Upon consummation of the acquisition of Chartwell in 1999, Trenwick became the successor obligor under Chartwell's Contingent Interest Notes due June 30, 2006. The Contingent Interest Notes were issued in an aggregate principal amount of $1 million, which accrues interest at a rate of 8% per annum, compounded annually. The interest is not payable until the maturity or earlier redemption of the Contingent Interest Notes. In addition, the Contingent Interest Notes entitle their holders to receive at maturity, in proportion to the principal amount of the Contingent Interest Notes held by them, an aggregate of from $10 million up to $55 million in contingent interest. The amount of contingent interest payable under the Contingent Interest Notes is dependent upon the level of loss and loss adjustment expense reserves related to business written by INSCORP prior to 1996. Settlement of the Contingent Interest Notes may be made by payment of cash or, under certain specified conditions, by delivery of shares of Trenwick's common stock.

Trenwick also assumed Chartwell's 10.25% Senior Notes due 2004 upon the closing of the acquisition. As of December 31, 1999, $40.1 million in principal amount of the Senior Notes were outstanding. On March 1, 2000, Trenwick redeemed the remaining outstanding Senior Notes at a redemption price of 102.56% of the par value of the notes.

Common Stock Transactions
In May 1997, Trenwick's Board of Directors authorized the repurchase of one million shares of common stock. In September 1998, August 1999, November 1999 and December 1999, the Board of Directors authorized the repurchase of additional shares, increasing the total number of shares of common stock which Trenwick could purchase under the stock repurchase program to 4.6 million at purchase prices not to exceed Trenwick's book value. Under the stock repurchase plan, Trenwick repurchased 2,176,200 shares of common stock at a cost of approximately $46.6 million in 1999 and an additional 829,300 shares of common stock at a cost of approximately $13.7 million in January of 2000. Since May 1997, Trenwick has purchased an aggregate of 3,276,700 shares of common stock at a cost of approximately $81.9 million under its stock repurchase program.

Trenwick issued 65,985 shares of common stock in 1999, 82,889 shares in 1998 and 9,782 shares in 1997 pursuant to employee benefit plans.

Restrictions on Certain Payments within Trenwick
Because Trenwick's operations are conducted through its operating subsidiaries, Trenwick is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick's insurance subsidiaries are subject to further regulations that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations. Management believes that current levels of cash flow from operations and assets held at the holding company level, together with approval of one or more extraordinary dividends from Trenwick's operating subsidiaries, will provide Trenwick with sufficient liquidity to meet its operating needs in the short-term (over the next twelve months). Since the ability of Trenwick to meet its obligations in the long-term (beyond such twelve month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet its operating needs. Trenwick expects that, in order to repay the principal amount of certain currently outstanding indebtedness at maturity or otherwise, it will be required to seek additional financing or engage in asset sales or similar transactions. There can be no assurance that sufficient funds for any of the foregoing purposes would be available to Trenwick at such time.

Under the applicable provisions of the insurance holding company laws of the states of domicile of most of Trenwick's U.S. insurance companies, the insurance companies may only pay dividends without the approval of the applicable state insurance regulator if such dividends, together with other dividends paid within the preceding twelve months, are less than the greater of (i) 10% of the insurer's policyholders' surplus as of the end of the prior calendar year or
(ii) the insurer's statutory net income, excluding realized capital gains, for the prior calendar year. As a further restriction, the maximum amount of dividends most U.S. insurers may pay is limited to its earned surplus, also known as its unassigned funds. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the state insurance regulator.

Under New York law, which is applicable to two of Trenwick's insurance company subsidiaries, INSCORP and ReCor Insurance Company Inc. (ReCor), the maximum ordinary dividend payable in any twelve month period without the approval of the New York Insurance Department is the lesser of (i) 10% of policyholders' surplus as shown on the company's last annual statement or any more recent quarterly statement or (ii) the company's adjusted net investment income. Adjusted net investment income is defined as net investment income for the twelve months preceding the declaration of the dividend plus the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. In any case, New York law permits the payment of an ordinary dividend by an insurer or reinsurer only out of earned surplus.

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

In 2000, of Trenwick's U.S. insurance subsidiaries, only Dakota Specialty could pay a dividend or other distribution without prior approval of the applicable insurance regulatory authority. In 2000, Dakota Specialty could pay a dividend of $2.8 million without prior approval. During 1999, 1998 and 1997, Trenwick
America Re paid dividends of $53.4 million, $30.1 million and $8.3 million, respectively. Chartwell Reinsurance paid dividends of $30.3 million in 1999 and $3.0 million in 1997. Chartwell Reinsurance did not pay any dividends in 1998. None of Trenwick's other U.S. insurance subsidiaries paid any dividends in 1999, 1998 or 1997.

Under the applicable laws of the United Kingdom, Trenwick Holdings Limited, Chartwell Holdings Limited and their respective subsidiaries may make shareholder distributions only from accumulated realized profits, net of accumulated realized losses. In addition, under the U.K. Insurance Companies Act, Trenwick International is not permitted to make any distribution that would reduce its net assets below the required minimum margin of solvency which, as determined under the U.K. Financial Service Authority's rules, is approximately $16.7 million as of December 31, 1999. Trenwick International must also notify the U.K. Financial Services Authority of any proposal to declare or pay a dividend on any of its share capital. Under Lloyd's regulations, Chartwell Managing Agents is not permitted to make any distribution that would cause its assets to fall below any of Chartwell Managing Agents' share capital, minimum net current asset margin or minimum net asset margin. As of December 31, 1999, the highest of the three tests required Chartwell Managing Agents to maintain approximately $1.1 million of capital.

Reinsurance
Trenwick's operating subsidiaries purchase reinsurance to reduce its exposure to catastrophe claims and the frequency and severity of claims in all lines of business. In 1999, 1998 and 1997, Trenwick America Re's reinsurance treaties consisted principally of an excess of loss treaty for its facultative casualty business and property catastrophe reinsurance treaties. In addition, Trenwick America Re purchased an annual aggregate excess of loss ratio treaty for casualty business effective January 1, 1999. Except for property catastrophe reinsurance treaties, these coverages were not renewed effective January 1, 2000. Trenwick International and Chartwell Managing Agents, as is customary with companies operating in the London market and at Lloyd's, buy larger amounts of reinsurance to protect themselves. Reinsurance and retrocessional coverage is customized for each class of business. Canterbury Financial purchased specific reinsurance programs for each of the programs underwritten by its insurance companies.

As part of the merger with Trenwick, Chartwell purchased, at the time of the closing of the transaction, a reinsurance policy providing for up to $100 million in coverage in order to indemnify Trenwick against unanticipated increases in Chartwell's reserves for business written on or before the date the merger was completed. The reinsurance policy applies to all of Chartwell's business, including its operations at Lloyd's. In addition, as part of the merger, Chartwell commuted several aggregate stop-loss reinsurance treaties.

Reinsurance agreements provide for recovery of a portion of certain claims and claims expenses from reinsurers. Trenwick remains liable in the event that the reinsurer is unable to meet its obligation; however, Trenwick holds partial collateral under these agreements.

Regulatory Matters
Trenwick and its domestic subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States and the United Kingdom. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating Trenwick's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to Trenwick's subsidiaries relate to reporting and enable regulators to closely monitor their performance. Reports typically required the inclusion of information concerning Trenwick's capital structure, ownership, financial condition and general business operations.

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

The National Association of Insurance Commissioners (NAIC) has adopted Risk-Based Capital (RBC) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The ratios of Total Adjusted Capital to Authorized Control Level RBC for each of Trenwick's United States insurance company subsidiaries exceeded all of the RBC trigger points at December 31, 1999, 1998 and 1997.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be implemented January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, Connecticut, New York, Minnesota and North Dakota, the states of domicile of Trenwick's U.S. insurance subsidiaries, are adopting the Codification. It is uncertain what effect adoption of the Codification for the preparation of the statutory financial statements of Trenwick's U.S. insurance subsidiaries would have on those statutory financial statements.

Quantitative and Qualitative Disclosure About
Market Risk
The following sections address the significant market risks associated with Trenwick's business activities as of the years ended December 31, 1999 and 1998. The 1999 risk analysis differs from that of 1998 because it includes the assets and liabilities of the Chartwell group. The 1998 comparative data only reflects Trenwick information. Trenwick's primary market risk exposures are: foreign currency exchange risk, in particular the U.S. dollar to the British pound sterling; interest rate risk on fixed and variable rate U.S. dollar and British pound sterling denominated short and long-term instruments; and equity price risk.

With respect to the Trenwick investment portfolio, the risk management strategy is to place its investments with high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Trenwick selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities.

In 1999, Trenwick allocated a portion of its bond portfolio to high yield investments. While these investments are more susceptible to credit risk, their total market value represents less than 2% of total investments, and therefore, management believes that the exposure to credit risk is not material. Trenwick has no derivatives and its investments do not contain terms that may result in potential losses due to leverage.

Limited information is available with respect to the investments held by Chartwell Managing Agents' syndicates, and therefore, risk information provided does not include such data. Some or all of the risks described in this section may apply to the investments held by Chartwell Managing Agents' syndicates.

The investment portfolio and borrowings of Trenwick are summarized in the Notes to the Financial Statements.

Foreign Currency Exchange Rate Risk
Foreign currency risk is the risk that Trenwick will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from Trenwick's international operations, debt obligations and securities denominated in foreign currencies and foreign equity investments. Trenwick generally conducts its international businesses through foreign operating entities which generally maintain assets and liabilities in local currencies, substantially limiting exchange rate risk to net assets denominated in the foreign currency which is the British pound sterling. At December 31, 1999 and 1998, Trenwick's net investment in foreign subsidiaries was approximately $24.1 million and $133.9 million, respectively. Debt obligations denominated in foreign currencies were $19.4 million and foreign equity investments were $2.9 million at December 31, 1999. Trenwick did not hold any debt obligations denominated in foreign currencies or foreign equity investments at December 31, 1998.

Trenwick's reinsurance, international insurance and Lloyd's operations all have exposures to movements in various currencies around the world, (particularly the British pound sterling, the Euro and the Canadian dollar) as such businesses are denominated in those currencies. Therefore, changes in currency exchange rates affect Trenwick's Balance Sheet, Statement of Operations and Statement of Cash Flows. This exposure is somewhat mitigated by the fact that premiums received are invested in the same currency portfolios, to partially offset related unpaid claims and claims expense liabilities denominated in the same currency.

Management estimates that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which Trenwick is exposed as of December 31, 1999 would decrease the fair value of Trenwick's foreign denominated net assets by approximately $9.1 million, which is comprised of $7.4 million to the British pound sterling, $1.5 million to the Canadian dollar and an aggregate of $.2 million to all other foreign currencies. At December 31, 1998, the same 10% shift in currency exchange rates primarily the British pound sterling) would result in a potential loss in fair value of $18.2 million. Trenwick has not experienced a 10% shift in currency exposure in either 1998 or 1999.

Interest Rate Risk
Trenwick's fixed maturity investments and indebtedness are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of fixed maturity investments and the interest payable on Trenwick's outstanding variable rate debt. Additionally, the fair value of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, a prepayment option, relative values of alternative investments, liquidity of the investment and other general market conditions.

The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the following table:

                                                                                          Estimated            Estimated
                                                                 Hypothetical                  Fair          Gain (Loss)
                                                                    Change in           Value After                 After
                                                                Interest Rate          Hypothetical          Hypothetical
                                         Fair Value at              (bp=basis             Change in             Change in
(dollars in thousands)                   Dec 31, 1999                 points)         Interest Rate         Interest Rate
Assets(1)
U.S. treasury                               1,404,248         100 bp decrease             1,467,926               63,678
                                                              100 bp increase             1,343,017              (61,231)
                                                              200 bp increase             1,284,971             (119,276)
                                                              300 bp increase             1,226,926             (177,322)


Liabilities(2)
Borrowings                                    344,775         100 bp decrease               356,579               11,805
                                                              100 bp increase               334,419              (10,355)
                                                              200 bp increase               325,231              (19,544)
                                                              300 bp increase               316,994              (27,781)

Aggregate                                   1,059,473         100 bp decrease             1,111,347               51,874
                                                              100 bp increase             1,008,598              (50,876)
                                                              200 bp increase               959,741              (99,733)
                                                              300 bp increase               909,932             (149,541)

(1) Excludes investments held by Chartwell Managing Agents managed syndicates, as information is not available, but includes preferred shares, which are grouped with equities on the face of the Balance Sheet but more closely resemble debt instruments for risk analysis purposes.
(2) Liabilities include Trust Preferred for this analysis.

                                                                                          Estimated             Estimated
                                                                Hypothetical                   Fair           Gain (Loss)
                                                                   Change in            Value After                 After
                                                               Interest Rate           Hypothetical          Hypothetical
                                         Fair Value at             (bp=basis              Change in             Change in
(dollars in thousands)                   Dec 31, 1998                points)          Interest Rate         Interest Rate
Assets(1)
U.S. treasury                                 773,144        100 bp decrease                802,195                29,051
                                                             100 bp increase                743,831              (29,313)
                                                             200 bp increase                714,351              (58,793)
                                                             300 bp increase                687,113              (86,031)



Liabilities
Borrowings                                    188,900        100 bp decrease                206,394                17,494
                                                             100 bp increase                174,233              (14,667)
                                                             200 bp increase                161,766              (27,134)
                                                             300 bp increase                151,033              (37,867)

Aggregate                                     584,244        100 bp decrease                595,801                11,557
                                                             100 bp increase                569,598              (14,646)
                                                             200 bp increase                552,585              (31,659)
                                                             300 bp increase                536,080              (48,164)

(1) Does not include Trenwick International assets.

Trenwick has not experienced unrealized gains or losses to the extent indicated on the table above.

Equity Price Risk
The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

Of Trenwick's $110.6 million equity portfolio at December 31, 1999, $56.6 million of common equity investments is subject to equity risk. The total also includes $54.0 million of preferred shares, which are included in the interest rate risk analysis, as their characteristics more closely resemble debt instruments. Additionally, $19.5 million of other investments generally represent partnership interests that more closely resemble equity investments. Trenwick's potential exposure on equity securities of $56.6 million and partnership interests of $19.5 million is estimated in terms of an immediate 10% drop in equity prices across all equity securities holdings from those prevailing at December 31, 1999 which would result in a $7.6 million loss. Trenwick's actual loss in fair value on a quarterly basis never exceeded this amount during 1999. Trenwick's common equity portfolio of $49.2 million at December 31, 1998, was subject to changes in value based on changes in equity prices. Trenwick's potential exposure from those equity securities, estimated in terms of fair value, to an immediate 10% drop in equity prices across all equity securities holdings from those prevailing at December 31, 1998 would have been $4.9 million. Trenwick's actual loss in fair value on a quarterly basis never exceeded this amount during 1998.

The fair value estimates shown are based on the composition of the equity security portfolio at year-end and these exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

The above analyses do not take into account any correlation among foreign currency exchange rates, or any correlation among various markets (i.e., the fixed income markets and foreign exchange and equity markets). Trenwick's actual experience may differ from the results noted above due to the correlation assumptions utilized, or if events occur that were not included in the methodology, such as significant liquidity or market events. The selection of the amount of increases or decreases in currency exchange rates, interest rates and equity values in the above analyses should not be construed as a prediction of future market events, but rather, to illustrate the potential impact of such an event.

Goodwill and Other Acquired Intangible Assets
Goodwill was $153.8 million at December 31, 1999, or approximately 33.3% of consolidated shareholders' equity. Goodwill represents the unamortized excess of purchase price over the fair value of net assets of acquired entities. Other intangibles represent Trenwick's acquisition of its prospective participation of $9.5 million on syndicate 839 which entitles one of its U.K. subsidiaries to increase its syndicate premium limit for the 2000 year of account to $344.0 million. The amortization of goodwill and other acquired intangible assets was $1.4 million in 1999, or approximately 6.7% of the pre-tax loss. Trenwick amortizes goodwill and other acquired intangibles on a straight-line basis over twenty-five years and five years, respectively. The risk associated with the carrying value of goodwill and other acquired intangible assets is whether future operating income (before amortization of goodwill and other acquired intangible assets) will be sufficient on an undiscounted basis to recover the carrying value. Trenwick regularly evaluates the recoverability of goodwill and other acquired intangible assets and believes such amounts are currently recoverable. However, any significant change in the useful lives of goodwill or other acquired intangible assets, as estimated by management, could have a material adverse effect on Trenwick's results of operations and financial condition.

Accounting Standards
Accounting for Derivative Instruments and Hedging Activities - SFAS No. 133
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for Trenwick on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Trenwick will be required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for a change in the fair value of a derivative in earnings or other comprehensive income will depend on the intended use of the derivative and the resulting designation. Derivatives can be designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in foreign operations, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction.

The difference between a derivative's previous carrying amount and its fair value at the date of implementation of SFAS No. 133 shall be reported as a transition adjustment. Such adjustment shall be reported in net income or other comprehensive income as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." Trenwick is currently reviewing the impact of the implementation of SFAS No. 133 on its financial statements.

The Euro
On January 1, 1999, eleven of the fifteen member countries of the European Union established a fixed conversion ratio between their local currencies and a newly-formed currency, the "Euro." The Euro began trading on foreign currency exchanges on January 1, 1999. Beginning in January 2002, coins and paper currency denominated in Euros will be issued and local currencies of the eleven countries will be withdrawn from circulation. As Trenwick conducts a considerable amount of business in countries participating in the Euro, work was undertaken in 1998 to ensure that the introduction of the Euro would have no adverse effect on Trenwick's business. Consequently, Trenwick modified its computer systems to accommodate transactions denominated in the Euro. The total cost for implementing these changes was not material. Trenwick believes the Euro conversion will not have a material impact on its consolidated financial position or results from operations.

Safe Harbor Disclosure
In  connection  with the "safe  harbor"  provisions  of the  Private  Securities
Litigation Reform Act of 1995, Trenwick sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by or on behalf of Trenwick in this annual report and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of Trenwick and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have," and similar expressions. Trenwick, as a matter of policy, does not make any specific projections as to future earnings nor does it endorse any projections regarding future performance that may be made by others.

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

- Catastrophe losses in Trenwick's domestic and international property/casualty businesses;

- Adverse development on property/casualty claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, such as possible Year 2000 computer-related losses, or new insurance and reinsurance contract interpretations;

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

- Decline in the value of Trenwick's equity investments;

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

The facts set forth above should be considered in connection with any forward-looking statement contained in this Annual Report. The important factors that could affect such forward-looking statements are subject to change, and Trenwick does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note Trenwick intends to avail itself of the safe harbor from liability with respect to forward-looking statements provided by Section 27A and Section 21E referred to above.

                              TRENWICK GROUP INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                    December 31,
                                                                                 1999            1998
                                                                                (dollars in thousands)
Assets
Securities available for sale at fair value: Debt securities
  (amortized cost:  $1,325,438 and $867,552)                                  $1,311,361      $  893,020
Equity securities (cost:  $107,946 and $44,342)                                  110,666          49,188
Other investments                                                                 19,446               -
Investments held by managed syndicates                                           137,745               -
Total investments                                                              1,579,218         942,208
Cash and cash equivalents                                                        125,954          63,003
Cash and cash equivalents held by managed syndicates                              44,687               -
Accrued investment income                                                         26,122          15,974
Premiums in process of collection                                                270,455         138,550
Reinsurance recoverable balances, net                                            644,578         140,173
Prepaid reinsurance premiums                                                     100,000          22,632
Goodwill                                                                         153,824           1,605
Deferred policy acquisition costs                                                 78,896          35,261
Net deferred income taxes                                                         97,442          14,101
Current income taxes receivable                                                   27,292           2,544
Deposits                                                                          20,227               -
Other assets                                                                      71,904          16,210
Total asset                                                                   $3,240,599      $1,392,261

Liabilities and common stockholders' equity
Liabilities
Unpaid claims and claims expenses                                             $1,964,139      $  682,428
Unearned premium income                                                          379,684         152,051
Senior credit facilities                                                          94,501               -
6.70% senior notes due 2003                                                       75,000          75,000
10.25% senior notes due 2004                                                      39,831               -
Contingent interest notes                                                         34,699               -
Other long term debt                                                               4,874               -
Other liabilities                                                                 75,541          24,753
Total liabilities                                                              2,668,269         934,232

Company-obligated   mandatorily   redeemable  preferred
  capital  securities  of subsidiary trust holding solely
  junior subordinated  debentures of Trenwick Group Inc.                         110,000         110,000

Minority interest                                                                     81               -

Common stockholders' equity
Common stock, $.10 par value,
  30,000,000 shares authorized,
  16,888,981 and 11,051,394 shares
  outstanding                                                                      1,689           1,105
Additional paid-in-capital                                                       291,361         124,180
Deferred compensation under stock award plan                                      (3,553)         (2,905)
Retained earnings                                                                182,477         206,312
Accumulated other comprehensive income                                            (9,725)         19,337
Total common stockholders' equity                                                462,249         348,029
Total liabilities and common stockholders' equity                             $3,240,599      $1,392,261

        The accompanying notes are an integral part of these statements.

                              TRENWICK GROUP INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME

                                                                        Year ended December 31,
                                                                 1999             1998            1997
                                                                 (in thousands except per share data)
Revenues
Net premiums earned                                            $325,114         $245,561        $190,156
Net investment income                                            66,394           56,316          48,402
Equity in net earnings of investees                                 188                -               -
Net realized investment gains                                     1,916            9,016           2,304
Other income                                                        673              421              10
Total revenues                                                  394,285          311,314         240,872
Expenses
Claims and claims expenses incurred                             254,538          153,135         109,554
Policy acquisition costs                                         96,095           74,197          58,549
Underwriting expenses                                            37,389           23,795          15,425
General and administrative expenses                               7,182            3,461               -
Interest expense                                                  9,176            3,954             894
Amortization expense                                              1,423               33               -
Minority interest in subsidiary trust                             9,702            9,702           8,920
Total expenses                                                  415,505          268,277         193,342
Income (loss) before income taxes and
   extraordinary item                                           (21,220)          43,037          47,530
Income tax (benefit) expense                                    (10,172)           8,245          11,241
Income (loss) before extraordinary item                         (11,048)          34,792          36,289
Extraordinary loss on debt redemption,
  net of $558 income tax benefit                                      -                -          (1,037)
Net income (loss)                                              $(11,048)        $ 34,792        $ 35,252
Basic earnings per share
Income (loss) before extraordinary item                           $(.94)           $2.99           $3.12
Net income (loss)                                                 $(.94)           $2.99           $3.03
Diluted earnings per share
Income (loss) before extraordinary item                           $(.94)           $2.95           $3.01
Net income (loss)                                                 $(.94)           $2.95           $3.01
Comprehensive income
Net income (loss)                                              $(11,048)        $ 34,792        $ 35,252
Other comprehensive income (loss)
Unrealized investment gains (losses)                            (39,779)           8,183          15,316
Realized investment gains included in
  net income                                                     (1,916)          (9,016)         (2,304)
Foreign currency translation adjustment                          (3,302)            (553)              -
Income tax benefit (expense) applicable
  to other comprehensive income                                  15,935              478          (4,556)
Total other comprehensive income (loss)                         (29,062)            (908)          8,456
Comprehensive income (loss)                                    $(40,110)        $ 33,884        $ 43,708


        The accompanying notes are an integral part of these statements.

                              TRENWICK GROUP INC.
                       CONSOLIDATED STATEMENT OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                                                                      Year ended December 31,
                                                                 1999             1998            1997
                                                            (dollars in thousands except per share data)
Common stockholders' equity,
  beginning of year                                            $348,029         $357,649        $265,753

Common stock, $.10 par value, and additional
  paid-in-capital
Common shares issued in exchange for
  Chartwell shares (7,964,998 shares)                           209,400                -               -
Fair value of stock options issued
  in exchange for Chartwell options                               3,632                -               -

Exercise of employer stock options
  (122,195 and 76,750 shares)                                         -            1,536             956
Restricted common stock awarded
  (65,985, 82,889, and 9,782 shares)                              1,914            2,952             327
Restricted common stock awards cancelled
  (8,827 and 2,133 shares)                                         (284)               -             (42)
Income tax benefit (expense) from
  Additional compensation deductions
  Allowable for income tax purposes                                 (28)           1,321             626
Conversion of debentures (1,783,926 shares)                           -                -          57,780
Common stock purchased and retired
  (2,184,569, 1,104,750 and 5,091 shares)                       (46,869)         (35,433)           (171)

Deferred compensation under stock award plans
Restricted common stock awarded                                  (1,914)          (2,952)           (327)
Restricted common stock awards cancelled                            284                -              42
Compensation expense recognized                                     982              770             543

Retained earnings
Net income (loss)                                               (11,048)          34,792          35,252
Cash dividends
($1.04, $1.00 and $.97 per share)                               (12,787)         (11,698)        (11,546)

Accumulated other comprehensive income
Other comprehensive income (loss)                               (29,062)            (908)          8,456

Common stockholders' equity,
  end of year                                                  $462,249         $348,029        $357,649


        The accompanying notes are an integral part of these statements.

                              TRENWICK GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Year ended December 31,
                                                                 1999             1998            1997
                                                                            (in thousands)
Cash flows for operating activities
Premiums collected                                            $386,087         $242,620        $149,351
Ceded premiums paid                                           (138,622)         (53,643)        (10,026)
Claims and claims expenses paid                               (369,033)        (184,386)       (117,916)
Claims and claims expenses recovered                            56,897           25,815           2,841
Underwriting expenses paid                                     (30,579)         (27,378)        (13,753)
Cash provided by (used for)
  underwriting activities                                      (95,250)           3,028          10,497
Net investment income received                                  71,858           59,443          50,469
Service and other income received,
  net of expenses                                                   18               91               -
General and administrative expenses paid                        (7,182)          (3,461)              -
Interest expense and subsidiary trust
  dividends paid                                               (19,946)         (12,276)         (5,364)
Income taxes paid                                               (1,796)          (8,956)         (8,592)
Cash provided by (used for)
  operating activities                                         (52,298)          37,869          47,010
Cash flows for investing activities
Purchases of debt securities                                  (647,670)        (537,787)       (203,554)
Sales of debt securities                                       372,225          116,895          33,980
Maturities of debt securities                                  397,165          445,800          78,770
Purchases of equity securities                                 (29,656)         (11,538)        (12,967)
Sales of equity securities                                      21,560           15,088           5,009
Acquisition of subsidiary,
  net of cash acquired                                          74,229          (39,799)              -
Additions to premises and equipment                             (1,783)          (4,596)           (227)
Other, net                                                         (55)               -               -
Cash provided by (used for)
  investing activities                                         186,015          (15,937)        (98,989)

Cash flows for financing activities
Issuance of other long-term debt                                94,473                -               -
Issuance of senior notes                                             -           75,000               -
Issuance of mandatorily redeemable
  Preferred  capital securities                                      -                -         110,000
Repayment of other long-term debt                              (48,417)               -               -
Issuance costs of senior notes and
  capital securities                                                 -             (922)         (1,669)
Issuance costs of long-term debt                                (4,055)               -               -
Redemption of convertible debentures                                 -                -         (46,997)
Issuance of common stock                                             -           1,536              956
Repurchase of common stock                                     (44,604)         (34,880)           (171)
Dividends paid                                                 (12,787)         (11,698)        (11,546)
Other, net                                                      (9,056)               -               -
Cash provided by (used for)
  financing activities                                         (24,446)          29,036          50,573
Effect of exchange rate on cash                                 (1,633)            (812)              -
Change in cash and cash equivalents                            107,638           50,156          (1,406)
Cash and cash equivalents,
  beginning of year                                             63,003           12,847          14,253
Cash and cash equivalents, end of year                        $170,641         $ 63,003         $12,847


        The accompanying notes are an integral part of these statements.

TRENWICK GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Organization
and Summary of
Significant
Accounting
Policies

Organization
Trenwick Group Inc. (Trenwick or the Company) is a holding company whose principal subsidiaries underwrite specialty insurance and reinsurance. Trenwick's principal operating subsidiaries include Trenwick America Reinsurance Corporation (Trenwick America Re), Chartwell Reinsurance Company (Chartwell Reinsurance), The Insurance Corporation of New York (INSCORP), Dakota Specialty Insurance Company (Dakota), Trenwick International Limited (Trenwick International) and Chartwell Managing Agents Limited (CMA), a managing agency in the Lloyd's marketplace.

Trenwick America Re, located in Stamford, Connecticut, reinsures property and casualty risks primarily written by U.S. insurance companies. Trenwick America Re underwrites treaty reinsurance. Trenwick America Re is domiciled in Connecticut and is licensed, authorized or approved to write reinsurance in all 50 states and the District of Columbia.

Chartwell Reinsurance, located in Stamford, Connecticut, underwrote treaty reinsurance for casualty, property, marine and aviation risks prior to its acquisition by the Company. Chartwell Reinsurance is currently domiciled in Minnesota and is licensed, authorized or approved to write reinsurance in 49 states and the District of Columbia. Chartwell Reinsurance is in the process of re-domesticating to Connecticut and changing its name to Chartwell Insurance Company. It will be used by the Company to underwrite primary insurance in the future.

INSCORP, located in Jericho, New York, is a primary insurance company that develops property and casualty insurance programs through specialty production sources focusing on a specific line of business and geographic region. INSCORP is domiciled in New York and is licensed, authorized or approved to transact business in all 50 states, the District of Columbia and Canada.

Trenwick International, headquartered in London, England, underwrites specialty insurance and reinsurance of risks primarily located outside the U.S. Trenwick International's business principally consists of insurance and facultative reinsurance of specialty classes. Trenwick International also underwrites property and casualty treaty reinsurance. A branch office in Paris specializes in facultative reinsurance of large, technically complex property risks. Trenwick International is domiciled in England and is authorized to write insurance in over 30 countries and participates in the London market for worldwide reinsurance.

Trenwick,  through corporate  subsidiaries,  participates in the underwriting of
Lloyd's syndicates managed by Chartwell Managing Agents Limited (CMA) by providing funds at Lloyd's, primarily in the form of letters of credit supporting underwriting capacity. The syndicates in which the Company participates underwrite aviation, marine and non-marine risks.

CMA is the eighteenth largest managing agency at Lloyd's, managing three Lloyd's syndicates for the 2000 year of account. CMA is domiciled in England and, as a Lloyd's managing general agent, is subject to regulation and supervision by the Council of Lloyd's.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and all subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the financial statements have been reclassified to conform with the 1999 presentation.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the U.S. which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of significant accounting policies.

Investments and Cash Equivalents
Trenwick has classified all of its debt and equity securities as "available for sale" and reported them at fair value with net unrealized gains and losses included in other comprehensive income, net of related deferred income taxes. The fair value of debt securities and equity securities is estimated using quoted market prices or broker dealer quotes. Cash equivalents represent investments with maturities at date of purchase of three months or less and are carried at cost which approximates fair value.

Investments in companies in which the Company has the ability to exercise significant influence over the operating and financial policies of the investees are accounted for under the equity method. In addition, limited partnerships in which the Company holds greater than 3% interest are accounted for under the equity method.

Realized gains or losses on disposition of investments are determined on the basis of the specific identification method. Investment income consisting of dividends and interest, net of investment expenses, is recognized in income when earned. The amortization of premiums and accretion of discount for debt securities is computed utilizing the interest method. The effective yield utilized in the interest method is adjusted when sufficient information exists to estimate the probability and timing of prepayments on mortgage-backed and asset-backed securities. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security and that adjustment is included in net investment income.

The Company has included in the consolidated balance sheet its pro-rata share of the investments and cash and cash equivalents held by CMA's managed syndicates. Such pro-rata share is determined based on the Company's percentage of capacity owned through its dedicated corporate capital vehicles.

Revenues
Insurance and reinsurance premiums are earned (net of reinsurance ceded) on a pro-rata basis over the related contract period. Unearned premium income represents the portion of premiums applicable to the unexpired portion of premium coverage with renewal dates later than year-end. Such reserves are computed by pro-rata methods for direct business and are established based on reports received from ceding companies for reinsurance. Premiums on contracts are accrued on an estimated basis throughout the term of such contracts. These estimates may change in the near term. Retrospectively rated and other experience rated reinsurance contracts are estimated and accrued for based on the difference between total costs before and after the experience under the contract (the with-and-without method). These estimates of experience to date are based on statistical data with subsequent adjustments recorded in the period in which they become known.

Deposits
Reinsurance contracts that do not meet insurance accounting risk transfer requirements are classified as deposits. These deposits are treated as financing transactions and are credited or charged with interest income or expense according to contract terms. Cash flows from these deposit transactions are included in "cash flows for financing activities" in the consolidated statement of cash flows.

Policy Acquisition Costs
Policy acquisition costs are stated net of policy acquisition costs ceded and primarily consist of commissions and brokerage expenses incurred at policy or contract issue date. These costs vary with, and are primarily related to, the acquisition of business and are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.

Reserve for Unpaid Claims and Claims Expenses
Claims are recorded as incurred so as to match such costs with premiums over the contract periods. The amount provided for unpaid claims consists of any unpaid reported claims and estimates for incurred but not reported claims, net of salvage and subrogation. The estimates for claims incurred but not reported were developed based on the Company's historical claims experience and an actuarial evaluation of expected claims experience. Insurance liabilities are based on estimates and the ultimate liability may vary from such estimates. Any adjustments to these estimates are reflected in income when known.

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

Provision   for  U. S.  income  taxes  on  undistributed  earnings  of  foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested. Repatriation of undistributed earnings of non-U.S. subsidiaries is done only when it is tax efficient to do so.

Goodwill and Other Acquired Intangible Assets
Goodwill represents the unamortized excess of purchase price over the fair value of net assets of acquired entities. Other acquired intangible assets represent Trenwick's acquisition of its prospective participation of $9,485,000 on syndicate 839, which entitled one of its U.K. subsidiaries to increase its syndicate premium limit for the 2000 year of account to $344,000,000. The Company amortizes goodwill and other acquired intangible assets on a straight-line basis over 25 years and 5 years, respectively. On a periodic basis, the Company estimates the future undiscounted cash flows of the business to which it relates in order to ensure that the carrying value of goodwill and other acquired intangible assets has not been impaired. Amortization charged to operations for each of the years ended December 31, 1999 and 1998 was $1,423,000 and $33,000, respectively. Accumulated amortization of goodwill at December 31, 1999 and 1998 was $1,456,000 and $33,000, respectively.


Stock-Based Compensation
Trenwick grants stock options for a fixed number of common shares to employees and non-employee directors with an exercise price equal to the market value of the shares at the date of grant. The accounting standard, "Accounting for Stock-Based Compensation," supersedes the previous opinion and establishes a fair value-based method of accounting for stock-based compensation plans. However, it permits an entity to continue to apply the accounting provisions of Accounting Principles Board Opinion, "Accounting for Stock Issued to Employees," and make pro forma disclosures of net income and earnings per share, as if the fair market value-based method had been applied. Trenwick continues to account for the stock option grants in accordance with the previous opinion and has included the pro forma disclosures required by the fair value-based method in
Note 10.

Earnings Per Share
Trenwick adopted the accounting standard, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements of earnings per share and supersedes the previous standard. It requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the effect of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share.

Minority Interest
Minority interest represents the minority stockholders' proportionate share of the equity of certain subsidiaries of Chartwell UK.

Premises and Equipment
Premises and equipment, including leasehold improvements are included in other assets in the accompanying Consolidated Balance Sheet and are recorded at cost and are amortized or depreciated using the straight-line method over their useful lives. Accumulated amortization and depreciation was $6,863,000 and $5,703,000 as of December 31, 1999 and 1998, respectively.

Issuance Costs of Capital Securities and Other Debt
The issuance costs of the capital securities, senior notes and senior credit facilities are being amortized over the term of the related financial instrument using the interest method. Accumulated amortization was $421,000 and $129,000 as of December 31, 1999 and 1998, respectively.

Insurance Brokerage Assets and Liabilities
The following fiduciary assets and liabilities maintained by the Company's insurance agency subsidiaries on behalf of the insureds are presented net in the consolidated financial statements at December 31, 1999 (in thousands):

Cash                                         $  3,000
Accounts receivable                            31,603
Accounts payable                              (34,603)

Comprehensive Income
Trenwick adopted the accounting standard, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income consists of the change in the net unrealized appreciation of investments and the change in foreign currency translation adjustments, both net of income taxes.

Foreign Exchange
The assets and liabilities of foreign operations whose functional currency is other than the U.S. dollar are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses of foreign operations are translated at the average exchange rates during the year. The effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, is recorded as a cumulative translation adjustment in accumulated other comprehensive income within stockholders' equity. Investments denominated in foreign currencies are translated into the U.S. dollar using the rate of exchange at the balance sheet date and unrealized gains and losses on translation, net of applicable deferred income taxes, are recorded to other comprehensive income. Foreign currency transaction gains and losses are included in other income.

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

Note 2
Acquisitions

Chartwell Re Corporation
On October 27, 1999, Trenwick completed the merger of Chartwell Re Corporation (Chartwell) with and into Trenwick. Under the terms of the merger, stockholders of Chartwell received 0.825 Trenwick shares for each Chartwell share in a tax-free transaction. Described below are the adjustments to record the assets and liabilities at fair value and allocate the purchase price over fair value of net assets acquired. All amounts are in thousands, except per share amounts.

Chartwell's outstanding common shares                                   9,655
Exchange ratio for the conversion of shares                             0.825
Trenwick common shares issued in exchange for
  Chartwell common shares                                               7,965
Trenwick's average price per common share                            $  26.29
Total consideration for Chartwell's
  common shares                                                      $209,400
Total consideration for Chartwell's
  common stock options                                                  3,632
Acquisition costs                                                      18,294
Total purchase price                                                 $231,326
Less
Fair value of Chartwell's net assets                                   78,011
Goodwill                                                             $153,315

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of acquisition. As a condition to the merger, Chartwell purchased, at the time of the closing of the transaction, a reinsurance policy providing for up to $100,000,000 in order to indemnify Trenwick against unanticipated increases in Chartwell's reserves for business written on or before the date the merger was completed. See Note 5 - Reinsurance. In connection with the acquisition of Chartwell, the Company recognized a liability of approximately $4,700,000 for anticipated severance costs of former Chartwell employees. The total amount paid under the severance plan as of December 31, 1999 was approximately $4,300,000. The excess of the purchase price over the estimated fair value of the net assets of approximately $153,315,000 has been recorded as goodwill, which is being amortized on a straight-line basis over 25 years. The purchase price has been allocated based on a preliminary estimate of the fair value of net assets acquired. All assets and liabilities of Chartwell are consolidated in the balance sheet as of December 31, 1999 and its operating results are consolidated in Trenwick's results commencing with the period from October 28, 1999 through December 31, 1999.

The following unaudited pro forma consolidated results of operations for the years ended December 31 assume the acquisition had occurred on January 1 of each year:

                                                    1999            1998
                                          (in thousands, except per share data)
Net premiums earned                            $  478,226        $ 475,065
Total revenue                                     573,660          609,118
Net income (loss)                                (124,331)          59,697
Basic net income (loss) per share              $    (6.76)       $    3.04
Diluted net income (loss) per share            $    (6.76)       $    2.99

The above unaudited pro forma financial information is not necessarily indicative either of the results of operations that would have occurred had this transaction been consummated at the beginning of the periods presented or of future results of operations.

LaSalle Re Holdings Limited
On December 19, 1999, Trenwick and LaSalle Re Holdings Limited (LaSalle Re) signed a definitive agreement for Trenwick and LaSalle Re to combine, with shareholders of both companies receiving shares in a new Bermuda holding company to be named Trenwick Group Ltd. Under the terms of the business combination agreement, shareholders of Trenwick and LaSalle Re will each receive shares in the newly formed Trenwick on a one-for-one basis. The acquisition will be accounted for as a purchase. Trenwick expects to close the transaction in the second quarter of 2000, subject to shareholder and regulatory approvals and other customary conditions.

On March 20, 2000, Trenwick and LaSalle Re amended and restated the business combination agreement in order to revise the portion of the business combination agreement related to the restructuring of Trenwick immediately prior to the combination with LaSalle Re.

Note 3
Investments

The following tables reconcile amortized cost to the estimated fair value of debt and equity securities:

(in thousands) December 31, 1999

                                                                                Gross            Gross
                                                           Amortized       Unrealized          Unrealized         Fair
                                                                Cost            Gains            Losses           Value
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                                $  114,839          $   379         $   (681)       $  114,537
Obligations of states and
  political subdivisions                                      460,176            2,221           (7,404)          454,993
Mortgage-backed and
  asset-backed securities                                     290,801            1,263           (3,529)          288,535
Debt securities issued by
  British government                                          117,165              110           (2,252)          115,023
Debt securities issued by other
  foreign governments                                          55,436               44             (484)           54,996
Public utilities                                               21,229               43             (381)           20,891
Corporate securities                                          262,855              443           (3,852)          259,446
Certificates of deposit                                         2,937                3                -             2,940
Total debt securities                                      $1,325,438          $ 4,506         $(18,583)       $1,311,361
Equity securities                                          $  107,946          $ 7,752         $ (5,032)       $  110,666


(in thousands) December 31, 1998

                                                                                 Gross             Gross
                                                            Amortized       Unrealized        Unrealized             Fair
                                                                 Cost            Gains            Losses            Value
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                                  $ 64,831          $ 3,851          $   (14)         $ 68,668
Obligations of states and
  political subdivisions                                      380,593           13,544             (120)          394,017
Mortgage-backed and
  asset-backed securities                                     206,790            8,648           (3,322)          212,116
Debt securities issued by
  British government                                           45,949              587                 -           46,536
Debt securities issued by other
  foreign governments                                           8,163               78                 -            8,241
Public utilities                                                2,864              222                 -            3,086
Corporate securities                                           55,364            2,011              (65)           57,310
Redeemable preferred stock                                      2,000               48                 -            2,048
Certificates of deposit                                       100,998                -                 -          100,998
Total debt securities                                        $867,552          $28,989          $(3,521)         $893,020
Equity securities                                            $ 44,342          $ 6,514          $(1,668)         $ 49,188


The fair value and amortized cost at December 31, 1999 are shown below by contractual maturity periods for all debt securities except mortgage-backed and asset-backed securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. The maturities for mortgage-backed and asset-backed securities are included in the table based on expected maturity dates.

                                                         Fair        Amortized
(in thousands)                                          Value             Cost
                                                    ----------       ----------
Due in one year or less                             $   94,546       $   93,913
Due after one year through
  five years                                           544,077          545,161
Due after five years through
  ten years                                            482,652          490,465
Due after ten years                                    190,086          195,899
Total debt securities                               $1,311,361       $1,325,438

Net Investment Income and Net Realized Investment Gains
During the twelve months ended December 31, 1999, all investments were income producing. The sources of net investment income for the years ended December 31 are as follows:

(in thousands)                           1999             1998            1997
                                       -------          -------         -------
Debt securities                        $61,964          $53,752         $47,400
Equity securities                        2,442            1,744           1,257
Investments held by
  managed syndicates                     1,843                -               -
Cash and cash
  equivalents                            1,666            2,470           1,228
Cash and cash
  equivalents
  held by managed
  syndicates                               644                -               -
Other investments                          177                -               -
Gross investment income                 68,736           57,966          49,885
Investment expenses                     (2,342)          (1,650)         (1,483)
Net investment income                  $66,394          $56,316         $48,402

Net realized gains (losses) on sales of investments are as follows:

(in thousands)                           1999             1998            1997
Debt securities
Gross realized gains                  $ 3,147           $2,250          $  151
Gross realized losses                  (6,797)            (201)           (146)
Equity securities
Gross realized gains                    6,009            7,012           2,299
Gross realized losses                    (443)             (45)               -
Net realized
  investment gains                    $ 1,916           $9,016          $2,304

Trenwick generally limits its investments in debt securities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. Trenwick closely monitors its below investment grade securities as well as the creditworthiness of the portfolio as a whole. When fair values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. In the twelve months ended December 31, 1999, Trenwick wrote down the value of certain securities by $5,179,000.

Unrealized Appreciation of Investments Available for Sale
The components of the net unrealized appreciation (depreciation) of investments available for sale at December 31 are as follows:

(in thousands)                                         1999             1998
                                                    ---------         ---------
Net unrealized appreciation
  (depreciation) of debt
  securities                                        $(14,077)         $ 25,468
Net unrealized appreciation
  of equity securities                                 2,720             4,846
Net unrealized appreciation
  (depreciation) of
  investments                                        (11,357)           30,314
Deferred tax benefit (expense)                         3,907           (10,622)
Net unrealized appreciation
  (depreciation) of
  investments available
  for sale, net of income taxes                     $ (7,450)         $ 19,692

Investments and Cash Held as Collateral or on Deposit
Debt securities and cash with a carrying value of $127,026,000 are being held in trust as collateral for certain reinsurance obligations. In addition, debt securities and cash with a carrying value of $41,104,000 at December 31, 1999 were on deposit with various state or governmental insurance departments in order to comply with insurance laws. Cash in the amount of $4,954,000 has also been pledged as collateral for letters of credit for reinsurance obligations.

At December 31, 1999, the Company had cash of $5,040,000 held in a collateral account in conjunction with a loan guarantee.

At December 31, 1999, the Company had loaned securities with carrying value of approximately $16,155,000 at fair market value under a security lending agreement administered through U.S. Bank. In connection with these transactions, the Company holds as collateral cash or securities with a fair value equal to 102% of the fair value of the securities lent to others. Such collateral securities are marked to market on a daily basis and borrowers are required to supply additional collateral to prevent any collateral from falling below 102% of the fair value of the loaned securities.

Note 4
Unpaid Claims and Claims Expenses

The following table presents an analysis of gross and net unpaid claims and claims expenses and a reconciliation of beginning and ending net unpaid claims and claims expense balances. The gross unpaid claims and claims expense balances at December 31, 1999 and 1998 are reflected in Trenwick's consolidated balance sheet. The net unpaid claims and claims expense balances are stated on a net basis after deductions for reinsurance recoverable on unpaid claims and claims expenses from retrocessionaires.


(in thousands)                                                                1999                1998            1997
                                                                              ----                ----            ----
Gross unpaid claims and claims expenses,
              beginning of year                                             $682,428            $518,387       $ 467,177
Reinsurance recoverable on unpaid claims and claims
              expenses, beginning of year                                    233,164             139,036          80,290
Unpaid claims and claims expenses, net of
              reinsurance recoverable, beginning of year                     449,264             379,351         386,887
                                                                          ----------            ---------       --------

Unpaid claims and claims expenses, net of
              reinsurance recoverable, of companies acquired                 808,466              81,299               -
                                                                          ----------            ---------       ---------

Provision for claims and claims expenses, net of reinsurance recoverable:
For claims incurred in the current year                                      239,910             165,691         114,920
For claims incurred prior to the current year                                 14,628             (12,556)         (5,366)
                                                                          ----------            ---------       ----------
              Subtotal                                                       254,538             153,135         109,554
                                                                          ----------            ---------       ----------

Payments for claims and claims expenses, net of reinsurance:
For claims incurred in the current year                                     (65,856)             (42,883)        (22,893)
For claims incurred prior to the current year                              (230,493)            (122,145)        (94,197)
                                                                          ----------            ---------       ----------
              Subtotal                                                     (296,349)            (165,028)       (117,090)
                                                                          ----------            ---------       ----------

Effect of exchange rate changes on unpaid claims
              and claims expenses                                            (8,483)                 507               -
                                                                          ----------            ---------       ----------

Unpaid claims and claims expenses, net of
              reinsurance recoverable, end of year                         1,207,436             449,264         379,351
                                                                          ----------            ---------       ----------

Reinsurance recoverable on unpaid claims and
              claims expenses, end of year                                   756,703             233,164        139,036
                                                                          ----------            ---------       ----------
Gross unpaid claims and claims expenses,
              end of year                                                 $1,964,139            $682,428       $518,387
                                                                          ==========            =========      ===========

In 1999, Trenwick recorded a gross increase of $83,175,000 and a net increase of $14,628,000 in estimates for claims occurring in prior accident years, including cessions of $46,460,000 to the Chartwell adverse development cover discussed in
Note 5. In 1998 and 1997, Trenwick recorded net decreases of $12,556,000 and $5,366,000, respectively, in estimates for claims occurring in prior accident years. The increase in 1999 is due to unfavorable development of prior year reserves in Trenwick America Re. In 1999, Trenwick America Re's estimates of prior accident year claims increased by approximately $25,402,000 on a gross basis and $16,189,000 on a net basis. In 1998 and 1997, estimates of prior accident year claims were reduced by approximately $7,175,000 and $5,366,000, respectively. Trenwick America Re's increase in 1999 reflects a deterioration in market conditions since 1997. In 1999 estimates of Trenwick International's prior year claims increased by $11,313,000 on a gross basis and decreased by $1,561,000 on a net basis. In 1998, Trenwick International's prior year claims were reduced by approximately $5,381,000 on a net basis. The gross increase in 1999 was offset by the effect of reinsurance and favorable development across certain lines of business.

Inflation raises the cost of economic losses and non-economic damages covered by insurance contracts and, therefore, is a factor in determining effective rates of reinsurance. The methods used by Trenwick to estimate individual case reserves and reserves for claims incurred but not yet reported implicitly incorporate the effects of inflation in the projection of ultimate losses.

Due to the inherent uncertainties of estimating insurance company claim reserves, actual claims and claims expenses may deviate, perhaps substantially, from estimates of Trenwick's reserves reflected in Trenwick's consolidated financial statements. Trenwick's management believes that its claim reserve methods are reasonable and prudent and that Trenwick's reserve for claims and claims expenses at December 31, 1999 are adequate. However, reserves also include provisions for latent injury or toxic tort claims that cannot be estimated with traditional reserving techniques. Due to inconsistent court decisions' in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage. With the exception of INSCORP, the Company's exposure to such latent losses is not expected to be significant due to its relatively recent entry into the reinsurance business, its low historical levels of premium volume prior to the application of exclusions for asbestos and environmental liabilities and its retrocessional programs. To the extent that there is adverse development in INSCORP's loss reserves, including its reserves for latent losses, the Company's obligation under the Contingent Interest Notes due June 30, 2006 (the CI Notes) will be reduced. To the extent the CI Notes do not provide sufficient protection against adverse development in INSCORP's loss reserves, Trenwick may be entitled to recoveries under the $100,000,000 reinsurance policy purchased by Chartwell immediately prior to its acquisition by Trenwick. See Note 5-Reinsurance.

Trenwick's reserves include an estimate of Trenwick's ultimate liability for asbestos and environmental claims. The gross and net unpaid claims and claims expenses for asbestos and environmental claims are as follows:

(in thousands)                                    1999         1998        1997
                                                  ----         ----        ----
Unpaid claims and claims expenses gross of
   reinsurance recoverable, end of year         $100,131       $8,476     $8,924
Unpaid claims and claims expenses, net of
   reinsurance recoverable, end of year           72,092        8,428      8,814
Reinsurance recoverable on unpaid claims and
   claims expenses, end of year                   28,039           48        110

The increase of the gross and net unpaid claims and claims expenses reflects the inclusion of the reserves related to the Chartwell acquisition.

Note 5
Reinsurance

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

INSCORP and Dakota, the primary insurance subsidiaries of Canterbury Financial Group, each purchases reinsurance specifically tailored to each of the specialty programs which they underwrite.

Effective October 27, 1999, Chartwell purchased, at the time of the closing of the transaction, a reinsurance policy providing for up to $100,000,000 in order to indemnify Trenwick against unanticipated increases in Chartwell's reserves for business written on or before the date the merger was completed. The Company has applied the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-54 to account for future adverse development covered by the agreement. Recoverables under the agreement are presented gross in the consolidated balance sheet as "Reinsurance recoverable balances." The related benefit for losses ceded to the agreement is reflected as a reduction to "Claims and claims expenses incurred" as discussed in Note 4. The benefit related to other underwriting balances is reflected as a reduction to "Underwriting expenses." In addition, as part of the merger, Chartwell commuted several aggregate stop-loss contracts. Reinsurance agreements provide for recovery of a portion of certain claims and claims expenses from reinsurers.

Trenwick remains liable in the event that the reinsurer is unable to meet its obligation; however, Trenwick holds partial collateral under these agreements.

The effects of reinsurance on premiums written and premiums earned for the three years ended December 31, are as follows:

(in thousands)                       1999                1998            1997
                                     ----                ----            ----

Direct premiums written           $ 128,224            $  60,510      $       -
Assumed premiums written            377,317              262,854        248,662
Ceded premiums written             (150,931)             (73,145)       (53,432)
                                   ---------           ----------      ---------
Net premiums written              $ 354,610            $ 250,219       $195,230
                                   ========            =========       =========

Direct premiums earned            $  84,542            $  54,605      $       -
Assumed premiums earned             376,927              269,093        233,090
Ceded premiums earned              (136,355)             (78,137)       (42,934)
                                   ---------           ----------      ---------
Net premiums earned               $ 325,114            $ 245,561      $ 190,156
                                   ========             ========       =========

The Company recorded ceded claims and claims expenses incurred of $204,399,000, $81,955,000 and $60,789,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

The components of reinsurance recoverable balances, net on the balance sheet at December 31 are as follows:

(in thousands)                                     1999                  1998
                                               ----------              ---------
Paid claims                                    $   66,698             $  17,098
Unpaid claims and claims expenses                 756,703               233,164
Funds held liability                             (126,222)              (86,614)
Reinsurance balances payable                      (52,601)              (23,475)
                                                ----------            ----------
Reinsurance recoverable balances, net          $  644,578             $ 140,173
                                                ==========            ==========

The funds held liability includes approximately $27,277,000 and $16,641,000 of imputed interest as of December 31, 1999 and 1998, respectively. Approximately $10,636,000, $7,009,000 and $4,989,000 of interest expense was incurred during 1999, 1998 and 1997, respectively, and recorded as a reduction to net earned premiums.

Letters of credit, trust accounts and funds withheld in the aggregate amount of $269,344,000 (including interest) have been arranged in favor of Trenwick collateralizing reinsurance recoverables with respect to certain retrocessionaires. At December 31, 1999, approximately 36% of Trenwick's reinsurance recoverables on unpaid claims and claims expenses are recoverable from five principal retrocessionaires. These retrocessionaires are Zurich Reinsurance N.A, Continental Casualty Company, Centre Re-Insurance Ltd., London Life and Casualty Reinsurance Corporation and UNUM Life Insurance Company of America which had reinsurance recoverable balances of $148,854,000, $39,209,000, $37,163,000, $24,391,000 and $22,363,000, respectively at December 31, 1999.
Such companies are rated A or better by A.M. Best Company.

Included in Deposits on the balance sheet at December 31, 1999 are $13,310,000 deposited with European International Reinsurance Limited and $6,917,000 deposited with Centre Reinsurance (Bermuda) Limited, both of which are secured by letters of credit.

For the years ended December 31, 1999, 1998 and 1997, Trenwick earned commissions on cessions to retrocessionaires of $25,422,000, $10,495,000 and $4,503,000, respectively.


Note 6
Income Taxes

Income taxes are established on a consolidated basis for all domestic and international operations of Trenwick. In 1997, the income tax provision includes an income tax benefit of $558,000 applicable to an extraordinary loss on debt redemption. The components of the provision for income taxes for the years ended December 31 are as follows:

(in thousands)                          1999             1998              1997
                                     --------          -------          --------
Current expense
  (benefit)
Federal                             $(14,578)           $4,392          $ 7,197
Foreign                                1,515             2,324                -
State                                    (44)              200              262
Total current
  expense (benefit)                 $(13,107)           $6,916          $ 7,459
Deferred expense
  (benefit)
Federal                             $  6,765            $1,110          $ 3,224
Foreign                               (3,830)              219                -
Total deferred expense                 2,935             1,329            3,224
Total income tax expense
  (benefit)                         $(10,172)           $8,245          $10,683

Due to the carryback of current year's losses to previous years taxable income including the Chartwell companies, the Company will recoup the maximum amount refundable for taxes paid in the preceding two tax years.

The income tax provision for each of the years presented differs from the amounts determined by applying the applicable U.S. statutory federal income tax rate of 35% to income (loss) before income taxes as a result of the following:

(in thousands)                        1999              1998              1997
                                    --------          --------          --------
Income (loss) before
  income taxes                     $(21,220)          $43,037           $45,935
Income taxes at
  statutory rate                    ($7,427)          $15,063           $16,077
Effect of tax-exempt
  investment income                  (6,227)           (5,654)           (5,757)
Foreign operations                      903              (256)                -
Amortization of
  goodwill                              498                 -                -
Valuation allowance                     770                 -                -
Other, net                            1,311              (908)              363
Income tax provision
  (benefit)                        $(10,172)           $8,245           $10,683

As of December 31, 1999, the Company and all includible subsidiaries have U.S. net operating loss carryforwards of $53,195,000 which will be available (subject to the annual limitation discussed below) to offset regular taxable income during the carryforward period (expiring 2019). Of the total net operating loss carryforward, $15,717,000 was generated by INSCORP prior to its acquisition in 1995 and is limited by Section 382 of the Internal Revenue Code, to an annual amount of $3,483,000 to offset future taxable income each year.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are considered permanently reinvested outside the U.S. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings. However, the Company does not anticipate that the income or withholding tax that would be payable upon remittance of the undistributed earnings of the non-U.S. subsidiaries would aggregate to a material amount.

Deferred income tax assets (liabilities) are attributable to the following temporary differences as of December 31:

(in thousands)                                            1999            1998
                                                       --------        --------
Deferred income tax asset
Discounting and other loss
  reserve adjustments                                  $ 30,647        $ 27,152
Unearned premium income                                   8,657           6,862
Net operating losses                                     18,618               -
Lloyd's loss reserve accrual                             22,980               -
Contingent interest note                                 11,514               -
Tax basis difference
  on portfolio securities                                 3,938               -
Employee stock option and
  compensation plans                                      1,135             651
Foreign tax credit                                        7,722               -
Alternative minimum taxes                                 3,684           1,390
Currency translation
  adjustments                                             1,603             197
Excess tax basis of
  foreign subsidiaries                                   18,305             632
Foreign operations                                        6,207               -
Unrealized depreciation of
  investments available
  for sale                                                3,907               -
Other                                                     2,206               -
Gross deferred income
  tax assets                                            141,123          36,884
Less:  Valuation allowance                              (23,982)              -
Deferred tax assets after
  valuation allowance                                   117,141          36,884

Deferred income tax liability
Policy acquisition costs
  deferred                                              (13,289)        (10,716)
Unrealized appreciation of
  investments available for sale                               -        (10,622)
Earned but not reported
  premiums net of loss
  and expense                                            (2,358)              -
Accretion of market
  discount on debt securities                            (1,416)         (1,282)
Equity investment adjustments                            (1,102)              -
Other                                                    (1,534)           (163)
Gross deferred income
  tax liabilities                                       (19,699)        (22,783)
Net deferred income tax assets                         $ 97,442        $ 14,101

During 1999, the Company recorded a valuation allowance of $23,982,000 to reduce its deferred tax asset in accordance with the provisions of the accounting standard "Accounting For Income Taxes" (FASB 109). The valuation allowance is necessary because sufficient uncertainty exists regarding the realizability of certain foreign tax credits and other deferred tax assets related to the excess tax basis of foreign subsidiaries. The Company will periodically review the adequacy of the valuation allowance and will recognize benefits only as the reassessment indicates that it is "more likely than not" that these benefits will be realized. In accordance with the provisions of FASB 109, any reduction in the valuation allowance will be offset against goodwill. Realization of the related tax benefits will depend upon the recognition of future earnings from foreign operations or a change in circumstances that cause the recognition of these benefits to meet the "more likely than not" standard of FASB 109.


Note 7
Long-Term Debt

Senior Notes
On March 27, 1998 Trenwick completed a private offering of $75,000,000 aggregate principal amount of its 6.70% Senior Notes due April 1, 2003 (the Senior Notes). Interest is payable semi-annually on April 1 and October 1 of each year, which commenced on October 1, 1998. The Senior Notes are not subject to redemption prior to maturity. They are unsecured obligations and will rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick, including Trenwick's obligations with respect to its 8.82% Junior Subordinated Debentures held by Trenwick Capital Trust I in respect of the $110,000,000 in 8.82% Subordinated Capital Income Securities issued by the Trust. Under the
terms  of  the  Senior  Notes,   Trenwick  is  not  restricted   from  incurring
indebtedness, but is subject to limits on its ability to incur secured indebtedness for borrowed money.

On March 17, 1994, Chartwell completed a public offering of 10.25% Senior Notes due 2004, having a total principal amount of $75,000,000. On December 13, 1995, the obligations were assumed by Chartwell Re Holdings Corporation (Chartwell Re Holdings). Of the original balance, Chartwell Re Holdings redeemed $26,250,000 on April 8, 1996 and repurchased $8,675,000 on November 24, 1999.

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

The trust was formed for the sole purpose of issuing the capital securities and the common securities, investing the proceeds thereof in the junior subordinated debentures and making distributions to the holders of the capital securities. The capital securities mature on February 1, 2037; require preferential cumulative cash distributions at an annual rate of 8.82%, payable semi-annually on February 1 and August 1 (beginning August 1, 1997) from the payment of interest on the junior subordinated debentures; and are guaranteed by Trenwick, within certain limits, as to the payment of distributions and liquidation or redemption payments. They are subject to mandatory redemption; (i) in whole but not in part at maturity, upon repayment of the junior subordinated debentures, at a redemption price equal to the greater of the principal amount plus accrued and unpaid interest; (ii) in whole but not in part at any time, contemporaneously with the optional prepayment of the junior subordinated debentures upon the occurrence and continuation of certain events, at a redemption price equal to the greater of the principal amount or the present value of principal and interest payable to February 1, 2007, plus accrued and unpaid interest and possible additional sums; and (iii) in whole or in part, after February 1, 2007, contemporaneously with the optional prepayment of the junior subordinated debentures, at a redemption price equal to the principal amount plus accrued and unpaid interest and possible additional sums. Upon the occurrence and continuation of an event of default with respect to the junior subordinated debentures, the capital securities shall have a preference over the common securities. Upon the occurrence of an event of default with respect to the junior subordinated debentures which is attributable to Trenwick's failure to make required payments or with respect to Trenwick's guarantee, the holders of the capital securities may institute a direct action against Trenwick. In accordance with their terms, the capital securities were subsequently exchanged for fully registered capital securities, which are not subject to restrictions on transfer.

Convertible Debentures
On February 20, 1997, Trenwick called for redemption all $103,500,000 aggregate principal amount of Trenwick's 6% convertible debentures due December 15, 1999, at a redemption price of 102.57% principal amount plus accrued interest to the redemption date. Of the $103,500,000 principal amount of debentures outstanding on that date, $45,819,000 principal amount were redeemed and $57,681,000 principal amount were converted into an aggregate of 1,783,926 shares of Trenwick's common stock.

As a result of the redemption, Trenwick recorded an extraordinary loss of $1,037,000 net of a tax benefit of $558,000 in 1997.

Senior Credit Facilities
On November 24, 1999, Trenwick entered into a $400,000,000 credit agreement with various lending institutions, The Chase Manhattan Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and Fleet National Bank, as Documentation Agent. This new credit facility provides for a $170,000,000, 364 day revolving credit facility with an option to pay out outstanding borrowings under such facility over the four years following the expiration of the 364 day period. In addition, the credit facility provides for a $230,000,000 five year, Lloyd's letter of credit facility, with a one year automatic renewal option. The applicable interest rate on borrowings under the credit facility is currently 1.3% above the London Interbank Offered Rate or The Chase Manhattan Bank prime commercial lending rate. A commitment fee is charged on the unutilized portion of the facility and is currently at .25%. At the end of the revolving period, all outstanding revolving loans will, at the option of Trenwick, convert to a four-year term loan facility, subject to scheduled principal amortization over the four-year period. As of December 31, 1999, Trenwick has approximately $94,501,000 of revolving loans outstanding, the proceeds of which were used to retire Chartwell Re Holdings' syndicated debt facility with First Union, repurchase Trenwick common shares, and redeem a portion of the Chartwell Re Holdings senior debt. The Letter of Credit Facility of $230,000,000 is available in U.S. Dollars or Pounds Sterling and shall only be issued for the account of Lloyd's to support Trenwick's syndicate participations. The unsecured letters of credit are in force for five years and will automatically renew for one additional year on the anniversary of the November closing date. The Applicable Margin is charged on an annual basis on the utilized portion of the facility, which is currently $208,000,000. A commitment fee, which is currently .25%, is charged on the unused portion of the Letter of Credit Facility.

The Chase Credit Facility contain general covenants and restrictions as well as financial covenants relating to, among other things, minimum interest coverage, debt to capital leverage, minimum earned surplus and tangible net worth. Trenwick and the banks party to the credit facility executed an amendment to the credit facility, dated as of December 31, 1999, reducing the required minimum consolidated tangible net worth of Trenwick from $325,000,000 to $290,000,000 until June 30, 2000. After giving effect to the amendment, as of December 31, 1999, the Company is in compliance with the covenants.

Contingent Interest Notes

In conjunction with the 1999 acquisition of Chartwell, the Company assumed all of the obligations under the CI Notes, which were originally issued by Piedmont Management Company Inc. (Piedmont), INSCORP's former parent, to its stockholders just prior to its acquisition by Chartwell in 1995. The CI Notes were issued immediately prior to Chartwell's acquisition of Piedmont to protect Chartwell against the possibility of adverse development of INSCORP's reserves for losses and loss adjustment expenses and long-tail casualty exposures. The CI Notes were issued in an aggregate principal amount of $1,000,000, with principal accruing interest at a rate of 8% per annum, compounded annually. Such interest will not be payable until maturity or earlier redemption of the CI Notes. In addition, the CI Notes will entitle the holders thereof to receive at maturity, in proportion to the principal amount of the CI Notes held by them, an aggregate of from $10,000,000 up to $55,000,000 in contingent interest. Settlement of the CI Notes may be made by payment of cash or, at the Company's election, by delivery of shares of the Company's common stock. In order for the CI Notes to be settled in common stock of the Company, the Company's common stock must be registered under the Securities Act of 1933 and listed on a national securities exchange or the NASDAQ National Market. For purposes of any settlement of the CI Notes in the Company's common stock, the value ascribed to each share of common stock shall be 85% of the average of the closing sales prices of the common stock for the 20 trading days immediately preceding the fifth trading day prior to the settlement date. The CI Notes mature on June 30, 2006. At December 31, 1999, the CI Notes are recorded at the present value of the amount which is reasonably determined to be payable at maturity. The Company believes that INSCORP's reserves for loss and loss adjustment expenses are an appropriate estimate of projected ultimate losses and loss adjustment expenses to be paid and therefore, at this time, the maximum amount of contingent interest on the CI Notes is presently expected to be paid at maturity. The CI Notes contain covenants, which relate to the maintenance of certain records and limitations on certain indebtedness. As of December 31, 1999 the Company is in compliance with those covenants.

Future minimum payments on long term debt as of December 31, 1999 are as follows (in thousands):

                                           1999
                                          -------
2000                                      $94,501
2002                                        4,874
2003                                       75,000
2004                                       40,075
2006                                       34,699
                                           ------
                                         $249,149

Note 8
Commitments and
Contingencies

Letters of Credit
At December 31, 1999, Trenwick has outstanding standby letters of credit totaling $208,000,000 as part of the senior credit facilities supporting CMA syndicate participations. Additionally, INSCORP has a $3,100,000 letter of credit to support the participation in Riverside Underwriters, plc. Both of these standby letters of credit are in force for five years, and provide capital to participate in certain Lloyd's syndicates for the 1996 to 2000 underwriting years of account.

Lloyd's syndicate 839 has a letter of credit facility for $21,400,000, which is secured by its Sterling Premium Trust Fund. This letter of credit is deposited in the United States Surplus Lines Trust Fund.

Letters of credit are also provided to support domestic and international reinsurance operations, totaling approximately $2,700,000.

Lines of Credit
Trenwick International has established a line of credit under which it can borrow up to $1,618,000 at a rate of 2.5% above the lending bank's base rate. Chartwell UK also has established a line of credit under which it can borrow up to $1,618,000 at a rate of 1% above the lending bank's base rate. These lines of credit are available in the event that funds are required to supplement short-term working capital. There were no material borrowings under either line of credit during 1999.

Lloyd's syndicates 270, 741 and 2741 have separate lines of credit of $7,000,000, $1,780,000 and $485,000 respectively. There were no material borrowings under these lines of credit during 1999.

Limited Partnership Investment
Chartwell Reinsurance has committed to invest $15,000,000 in a private equity fund, High Ridge Capital Limited Partnership, which makes investments in the insurance industry. The Company contributed a total of $13,300,000 to this fund as of December 31, 1999.

Operating Lease Agreements
Trenwick leases office space under non-cancelable operating leases which expire at various dates through 2015. Trenwick's future minimum lease commitments as of December 31, 1999 are as follows:

2000                                                        $ 5,659,633
2001                                                          5,250,608
2002                                                          5,139,674
2003                                                          5,303,349
2004                                                          5,453,766
2005 and thereafter                                          19,870,082

Total office rent expense for the years ended December 31, 1999, 1998 and 1997 is $3,024,000, $2,042,000 and $917,000, respectively.

Litigation
The Company is party to various legal proceedings generally arising in the normal course of its business. The Company does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or results of operations or cash flows. The Company's subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their business. Pursuant to the Company's insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

Note 9
Stockholders'
Equity

Preferred Stock
Trenwick has 2,000,000 shares of $.10 par value preferred stock authorized and none outstanding.

Common Stock
During the year, Trenwick's Board of Directors approved an additional 3,000,000 shares to its stock repurchase program for a total of 4,600,000 shares. The program was originally adopted on May 21, 1997. During 1999, 2,176,200 shares were repurchased at an average price of $21.42 per share.

Between January 1, 2000 and March 30, 2000, Trenwick has purchased 829,300 shares under its buyback plan, at an average price of $16.56 per share. Trenwick has an authorization of 494,000 shares remaining under the plan.

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

In the event that an acquirer accumulates 15% or more of Trenwick's common stock, all rights holders except the acquirer may purchase, for the exercise price, in lieu of the Series B Junior Participating Preferred Stock, shares of common stock of Trenwick having a market value of twice the exercise price of each right. If Trenwick is acquired in a merger or other business combination after the acquisition of 15% of Trenwick's common stock, all rights holders except the acquirer may purchase the acquirer's shares at a similar discount. Trenwick is entitled to redeem the rights at $0.01 per right, subject to certain restrictions. The rights will expire on September 23, 2007.

Note 10
Employee Benefits
and Compensation
Arrangements

Retirement Plans
Trenwick has a defined contribution plan and a 401(k) savings plan for substantially all U.S. full-time employees. Trenwick contributes 8% of an eligible employee's total compensation to the pension plan; no employee contributions are made to the plan. Trenwick matches 100% of employees' contributions to the savings plan up to 6% of each eligible employee's total compensation. Assets of both plans are administered by life insurance companies. Trenwick's contributions to the pension plan were $429,000, $463,000 and $503,000 for 1999, 1998 and 1997, respectively; its contributions to the savings plan were $365,000, $351,000 and $330,000 for 1999, 1998 and 1997, respectively.

A member of management will receive a supplemental employee benefit payable at the earlier of age 65 or employment termination. The supplement will be equal to the aggregate contributions made with respect to the employee to a trust established by the company. Annual contribution to the trust is 13.5% of the employee's base salary as stated in the employment agreement. The amount expensed in 1999 for this employee benefit obligation is not material.

Trenwick also maintains a money purchase defined contribution pension plan covering substantially all Trenwick International employees. Contributions under this plan are determined on the basis of salary and age. Trenwick's contribution to this plan in 1999 and 1998 was $1,427,000 and $997,000, respectively.

Chartwell U.K. operates contributory defined contribution plans for its U.K. employees. The level of the contribution varies between 5% and 20% dependent upon the age of each participant at the beginning of each calendar year. The amount expensed in 1999 for the obligation under these plans amounted to $435,000.

The defined contribution plan for Chartwell's U.S. employees was terminated immediately prior to the consummation of the merger of Chartwell into Trenwick. As a result, certain former Chartwell employees became members of the Company's plan and, in certain instances, the assets held by those employees in Chartwell's plans were transferred to the Company's plans.

Stock Options and Common Stock Warrants
Trenwick has several plans through which it makes options in common stock available to Trenwick employees at the discretion of the Board of Directors. Non-employee directors receive automatic grants under a separate plan. Exercise prices are generally fixed at the market value at the date of grant. Options vest and are exercisable on various terms, usually either over a five year period or up to a ten year period. All options have an expiration date not exceeding ten years. Total authorized common stock reserved for future issuance under all stock benefit plans at December 31, 1999 is 1,827,527 shares.

Transactions under the stock option plans during 1999, 1998 and 1997 are summarized as follows:

                                       1999             1998              1997
                                    --------          -------           --------
Number of options
Outstanding, beginning
  of year                            907,210          911,195           981,195
Issued in exchange for
  Chartwell options                1,160,182                -                 -
Granted                              175,960          124,210             8,250
Cancelled                            (46,029)          (6,000)           (1,500)
Exercised                                  -         (122,195)          (76,750)
Outstanding,
  end of year                      2,197,323          907,210           911,195
Exercisable,
  end of year                      1,387,789          210,112           312,807

Average exercise price
Issued in exchange for
  Chartwell options                   $30.57                -                 -
Granted                                28.34           $36.72            $32.88
Cancelled                              29.41            29.70             30.92
Exercised                                  -            12.57             12.46
Outstanding,
  end of year                          29.80            29.07             25.82
Exercisable,
  end of year                          30.30            27.87             21.81

Included in the table above are options granted to certain senior officers under the 1993 Stock Option Plan. The exercise and vesting of these options are accelerated if the price of Trenwick's common stock achieves certain specified levels, subject to certain conditions.

At the time of Trenwick's acquisition of Chartwell, all of the options issued under Chartwell's stock option plans became fully vested.

At December 31, 1999, there were warrants outstanding which were issued in exchange for Chartwell warrants upon consummation of the acquisition for the purchase of 275,989 shares of common stock at an average price of $25.45 per share.

Pro Forma Information

Trenwick applies the provisions of Accounting Principles Board Opinion "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Since stock options under Trenwick's plans are issued at fair market value on the date of grant, no compensation expense has been recognized for these stock options or warrants. Had Trenwick applied the fair value based method, net income and net income per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                       1999                1998            1997
                                       ----                ----            ----
Net income (loss)
              As reported          $(11,048)             $34,792         $35,252
              Pro forma             (11,393)              34,850          35,083

Basic earnings (loss) per share
              As reported             $(.94)               $2.99           $3.03
              Pro forma                (.97)                2.97           $3.01

The pro forma adjustments relate to options granted from 1995 to 1999 for which a fair value on the date of grant was determined using the Black-Scholes option pricing model. No effect has been given to options and warrants granted prior to 1995. Valuation and related assumption information are presented below:


                                           1999             1998            1997
                                           ----             ----            ----
Valuation Assumptions:
     Expected volatility
          Employees                         28%             23%               -
          Non-employee directors            28%             23%             27%
          Non-employee directors
         (former Chartwell)                 27%               -               -
     Risk-free interest rate
          Employees                        6.1%            5.6%               -
          Non-employee directors           6.1%            5.6%            6.1%
          Non-employee directors
         (former Chartwell)                6.1%               -               -
Dividend Yield                             3.0%             3.1%           2.6%

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

Restricted Common Stock Awards
Trenwick awards restricted common stock to key employees, under the terms of the 1989 and 1993 Stock Plans. In 1999, 65,985 shares were awarded at an average price of $29.00 per share (approximately $1,914,000), which vest over five years. Shares awarded in 1998 and 1997 vest over five years. Shares were repurchased in 1999, 1998 and 1997 in connection with the satisfaction of employees' withholding taxes payable upon the vesting of previously awarded shares. During 1999, 8,369 shares were repurchased at an average price of $31.54 per share (approximately $264,000). Trenwick has recognized compensation expense of $982,000, $770,000 and $543,000 for 1999, 1998 and 1997, respectively, determined by the award value of the shares amortized over the applicable vesting period.

Note 11
Comprehensive
Income

The components of accumulated other comprehensive income at December 31 are as follows:
(in thousands)                                           1999            1998
                                                         -----           -----
Unrealized investment
  gains (losses)                                       $(9,464)        $ 39,330
Realized investment gains
  included in net income                                (1,916)          (9,016)
Foreign currency
  translation adjustment                                (3,854)            (552)
Deferred income tax (benefit)
  expense                                                5,509          (10,425)
Accumulated other
  comprehensive income (loss)                          $(9,725)        $ 19,337

The income tax benefit (expense) applicable to each component of other comprehensive income are as follows:

(in thousands)                          1999             1998              1997
                                        -----            ----             -----
Unrealized investment
  gains (losses)                     $13,880         $(2,810)           $(3,750)
Realized investment
  gains (losses)
  included in
  net income                             649           3,091               (806)
Foreign currency
  translation
  adjustment                           1,406             197                  -
Income tax benefit
  (expense) applicable
  to other comprehensive
  income (loss)                      $15,935         $   478            $(4,556)

Note 12
Insurance
Regulation

Trenwick America Re, Chartwell Reinsurance, INSCORP, ReCor Insurance Company (ReCor) and Dakota Specialty Insurance Company (Dakota) are subject to the insurance laws and regulations of their respective domiciliary state insurance departments which were, as of December 31, 1999, Connecticut, Minnesota, New York, New York and North Dakota, respectively. Effective January 1, 2001, the Connecticut, Minnesota, New York and North Dakota Insurance Departments will adopt the Codification of Statutory Accounting Principles (the Codification). The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Company has not finalized the quantification of the effects of Codification on its statutory financial statements.

Under the holding company structure, Trenwick is dependent upon the ability of its operating subsidiaries for the transfer of funds principally in the form of cash dividends and tax reimbursements.

Under the applicable provisions of the insurance holding company laws of Connecticut, Minnesota and North Dakota, insurance companies may only pay dividends without the approval of the applicable state insurance regulator, if such dividends, together with other dividends paid within the preceding twelve months, are less than the greater of (i) 10% of the insurer's policyholders' surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, excluding realized capital gains, for the prior calendar year. As a further restriction, the maximum amount of dividends insurers may pay is limited to its earned surplus, also known as its unassigned funds. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the state insurance regulator.

Under New York law, which is applicable to INSCORP and ReCor, the maximum ordinary dividend payable in any twelve month period without the approval of the New York Insurance Department is the lesser of (i) 10% of policyholders' surplus as shown on the company's last annual statement or any more recent quarterly statement or (ii) the company's adjusted net investment income. Adjusted net investment income is defined as net investment income for the twelve months preceding the declaration of the dividend plus the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. In any case, New York law permits the payment of an ordinary dividend by an insurer or reinsurer only out of earned surplus.

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

In 2000, of Trenwick's U.S. insurance subsidiaries, only Dakota could pay a dividend or other distribution without prior approval of the applicable insurance regulatory authority. In 2000, Dakota could pay a dividend of $2,800,000 without prior approval. During 1999, 1998 and 1997, Trenwick America Re paid dividends of $53,400,000, $30,100,000 and $8,300,000, respectively.
Chartwell Reinsurance paid dividends of $30,300,000 in 1999 and $3,000,000 in 1997. Chartwell Reinsurance did not pay any dividends in 1998. None of Trenwick's other U.S. insurance subsidiaries paid any dividends in 1999, 1998 or 1997.

Under the applicable laws of the United Kingdom, Trenwick's U.K. subsidiaries may make distributions only from accumulated realized profits, net of accumulated realized losses. In addition, under the U.K. Insurance Companies Act, Trenwick International is not permitted to make any distribution that would reduce its net assets below the required minimum margin of solvency which, as determined under the U.K. Financial Services Authority's rules, is approximately $16,700,000 as of December 31, 1999. In addition, Trenwick International must also notify the U.K. Financial Services Authority of any proposal to declare or pay a dividend on any of its share capital. Under Lloyd's regulations, Chartwell Managing Agents is not permitted to make any distribution that would cause its assets to fall below any of Chartwell Managing Agents' share capital, minimum net current asset margin or minimum net asset margin. As of December 31, 1999, the highest of the three tests required Chartwell Managing Agents to maintain approximately $1,100,000 of capital.

Trenwick Group Inc.'s reinsurance and insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators of their respective state of domicile.

Combined net income and statutory surplus of Trenwick Group Inc. were as follows:

(in thousands)                          1999             1998              1997
                                    ---------         --------           -------
Net income (loss)                   $(53,270)         $ 40,930           $42,797
Statutory surplus                    458,824           330,496                 -

The NAIC's model risk-based capital regulation (the RBC Model Act) requires insurance companies to calculate and report information under a risk-based capital formula which measures statutory capital and surplus needs based on the risks in a company's mix of business and investment portfolio. Based on its calculation as of December 31, 1999, Trenwick America Re, Chartwell Reinsurance, INSCORP, ReCor and Dakota each exceeds all of the capital levels prescribed in the RBC Model Act.

Note 13
Supplemental
Cash Flows
Information

A reconciliation of cash provided by (used for) operations for the three years ended December 31 is as follows:

(in thousands)                          1999             1998             1997
                                     --------         --------         --------
Net income (loss)                    $(11,048)         $34,792         $ 35,252
Adjustments to reconcile
  net income (loss) to
  net cash provided by
  (used for) operating
  activities
Equity in net earnings
  of investees                           (188)               -                -
Contingent interest                       642                -                -
Amortization of premiums
  on investments, net                   1,832            4,219            2,557
Deferred income taxes                   2,935            1,329            3,224
Net realized investment
  gains                                (1,916)          (9,016)          (2,304)
Depreciation expense                    1,942              998              371
Amortization of debt
  issuance costs                          292              124               32
Extraordinary loss on
  debt redemption                           -                -            1,595
Amortization expense                    1,423                -               -
Other                                   1,013              908              558
Change in assets and
  liabilities, net of
  effects from purchase
  of subsidiary
Premiums in process of
  collection                            8,906            2,543          (29,178)
Deferred policy
  acquisition costs                    (6,655)            (679)            (719)
Current income taxes
  receivable/payable                  (24,748)           1,865           (1,759)
Other assets                              109           (1,270)          (5,268)
Unpaid claims and claims
  expenses, net of
  reinsurance
  recoverable balances                (10,142)          (3,638)          32,621
Unearned premium income,
  net of prepaid
  reinsurance premiums                 27,393            3,552            5,073
Other liabilities                     (44,088)           2,142            4,955
Net cash provided by
  (used for) operating
  activities                         $(52,298)         $37,869         $ 47,010

Note 14
Fair Value of
Financial
Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. In the event that quoted market prices were not available, fair values were based on estimates using discounted cash or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of the amount and timing of future cash flows. Accrued premiums have estimated payment dates ranging from 1999 to 2003. Premium payment dates are estimated using the anticipated payout pattern of claims which result in the additional premium due from ceding companies. The fair value is estimated using cash flows discounted at an interest rate of 5%. These fair value estimates may vary in the near term.

The following table presents in summary form the carrying amounts and estimated fair values of Trenwick's financial instruments at December 31:

(in thousands)                                                      1999                                    1998
                                                                   ------                                  ------
                                                      Carrying                Fair              Carrying             Fair
                                                        Amount               Value                Amount            Value
                                                      ---------             -------             ---------           ------
Assets
Debt securities                                     $1,311,361          $1,311,361              $893,020         $893,020
Equity securities                                      110,666             110,666                49,188           49,188
Other investments                                       19,446              19,446                     -                -
Investments held by
  managed syndicates                                   137,745             137,745                     -                -
Cash and cash equivalents                              125,954             125,954                63,003           63,003
Cash and cash equivalents held
  by managed syndicates                                 44,687              44,687                     -                -
Accrued premiums                                       279,480             276,474               126,758          124,832
Deposits                                                20,227              20,227                     -                -
Liabilities
6.70% senior notes due 2003                         $   75,000          $   74,153              $ 75,000         $ 78,750
10.25% senior notes due 2004                            39,831              42,778                     -                -
7.67% senior credit facility
  due 2000                                              80,000              81,801                     -                -
6.94% senior credit
  facility due 2000                                     14,501              14,723                     -                -
Contingent interest notes                               34,699              34,699                     -                -
Other long-term debt                                     4,874               4,638                     -                -
Company-obligated   mandatorily   redeemable
  preferred  capital  securities  of subsidiary
  trust holding solely junior subordinated
  debentures of Trenwick Group Inc.                 $  110,000          $   91,982              $110,000         $110,150


Note 15
Related-Party
Transactions

The Company holds an equity investment in certain managing general agents (MGAs) through which it writes primary insurance business. Such investments are accounted for under the equity method. At December 31, 1999, the carrying value of the investments in Florida Intracoastal Underwriters (25% owned), HDR Insurance Services (20% owned), Cambridge Alliance (35% owned) and Inter-Reco, Inc. (49% owned) were $1,148,000, $654,000, $211,000 and $204,000, respectively.
For the year ended December 31, 1999, the Company incurred $6,238,000 of commission expense payable to these MGAs. At December 31, 1999, the Company's balance sheet includes $28,740,000 of agents' balances receivable from these MGAs including installment premiums deferred and not yet due. The current portion of balances due from these MGAs are settled on a monthly basis.


Note 16
Earnings
Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands except per share data)         1999           1998           1997
                                          --------       --------       --------
Income (loss) available to
  common stockholders
Income (loss) before extraordinary
  item (basic)                            $(11,048)       $34,792       $36,289
Add interest on
  convertible debentures,
  net of income taxes                            -              -           578
Income (loss) before extraordinary
  item (diluted)                          $(11,048)       $34,792       $36,867
Net income (loss) (basic)                 $(11,048)       $34,792       $35,252
Add interest on convertible debentures
  and loss on debt redemption, net of
  income taxes                                   -              -         1,615
Net income (loss) (diluted)               $(11,048)       $34,792       $36,867
Weighted average shares of common
  stock outstanding
Weighted average shares outstanding
  (basic)                                   11,762         11,657        11,645
Weighted average shares issuable on
  exercise of employee stock options and
  stock warrants net of assumed repurchases      -            122           173
Weighted average shares issuable on
  conversion of debt                             -              -           447
Weighted average shares outstanding
  (diluted)                                 11,762         11,779        12,265
Basic earnings (loss) per  share
Income (loss) before extraordinary item      $(.94)         $2.99         $3.12
Net income (loss)                            $(.94)         $2.99         $3.03
Diluted earnings (loss) per share
Income (loss) before extraordinary item      $(.94)         $2.95         $3.01
Net income (loss)                            $(.94)         $2.95         $3.01

Note 17
Segment
Information

In 1998, Trenwick adopted the accounting standard "Disclosures about Segments of an Enterprise and Related Information." This statement requires reporting of information utilizing a management approach. This approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. This statement also requires disclosures about products and services, geographic areas and major customers. The adoption of this statement did not affect the results of operations or financial position.

Trenwick has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by geographic location. Trenwick has four reportable business segments: (1) Trenwick America Re, (2) Canterbury Financial Group Inc. (3) Trenwick International and (4) CMA. Trenwick America Re underwrites treaty reinsurance of property and casualty risks primarily written by U.S. insurance companies. Trenwick America Re includes reinsurance business of Chartwell Reinsurance and its subsidiaries since its acquisition on October 27, 1999. Canterbury Financial Group underwrites specialty insurance in the United States. Trenwick International provides specialty insurance and treaty and facultative reinsurance on a world-wide basis. CMA manages Trenwick's participation in the Lloyd's market.

The summary financial results for Trenwick's operating segments for the year ended December 31, are as follows:

(in thousands)                                                                    1999              1998             1997
                                                                                --------          --------         --------
Net premiums earned                                 Trenwick America Re         $166,906          $174,443         $190,156
                                             Canterbury Financial Group           10,343                 -                -
                                                 Trenwick International          107,911            71,118                -
                                              Chartwell Managing Agents           39,954                 -                -
                                                                                 325,114           245,561          190,156
Net investment                                      Trenwick America Re           49,315            44,490           43,692
  income                                     Canterbury Financial Group            1,722                 -                -
                                                 Trenwick International           11,253            10,614                -
                                              Chartwell Managing Agents            3,845                 -                -
                                                            Unallocated              259             1,212            4,710
                                                                                  66,394            56,316           48,402
Net realized                                        Trenwick America Re              962             6,444            2,304
  investment gains                           Canterbury Financial Group                8                 -                -
  (losses)                                       Trenwick International            1,098             1,794                -
                                              Chartwell Managing Agents             (152)                 -               -
                                                            Unallocated                -               778                -
                                                                                   1,916             9,016            2,304
Total revenues                                      Trenwick America Re          217,322           225,351          236,162
                                             Canterbury Financial Group           12,234                 -                -
                                                 Trenwick International          120,028            83,961                -
                                              Chartwell Managing Agents           44,233                 -                -
                                                            Unallocated              468             2,002            4,710
                                                                                 394,285           311,314          240,872
Underwriting                                        Trenwick America Re          (39,118)           (3,167)           6,628
  profit (loss)                              Canterbury Financial Group              974                 -                -
                                                 Trenwick International          (10,946)           (2,432)               -
                                              Chartwell Managing Agents          (13,817)                 -               -
                                                                                 (62,907)           (5,599)           6,628
Interest expense                                    Trenwick America Re              112                 6                -
  and minority                               Canterbury Financial Group               76                 -                -
  interest                                       Trenwick International            4,513             3,434                -
                                              Chartwell Managing Agents                -                 -                -
                                                            Unallocated           14,177            10,216            9,814
                                                                                  18,878            13,656            9,814
Income (loss) before                                Trenwick America Re            4,369            44,320           52,644
  income taxes and                           Canterbury Financial Group            2,659                 -                -
  extraordinary item                             Trenwick International            1,171             6,977                -
                                              Chartwell Managing Agents           (9,537)                 -               -
                                                            Unallocated          (19,882)           (8,260)          (5,114)
                                                                                 (21,220)           43,037           47,530
Income tax (benefit)                                Trenwick America Re           (3,104)            9,644           12,514
  expense                                    Canterbury Financial Group              979                 -                -
                                                 Trenwick International              204             1,341                -
                                              Chartwell Managing Agents           (2,519)                -                -
                                                            Unallocated           (5,732)           (2,740)          (1,273)
                                                                                 (10,172)            8,245           11,241
Income (loss) before                                Trenwick America Re            7,473            34,676           40,130
  extraordinary                              Canterbury Financial Group            1,680                 -                -
  item                                           Trenwick International              967             5,636                -
                                              Chartwell Managing Agents           (7,018)                -                -
                                                            Unallocated          (14,150)           (5,520)          (3,841)
                                                                                 (11,048)           34,792           36,289
Total investments                                   Trenwick America Re        1,209,923           792,868
  and cash                                   Canterbury Financial Group          104,216                 -
                                                 Trenwick International          215,846           211,599
                                              Chartwell Managing Agents          196,313                 -
                                                            Unallocated           23,561               744
                                                                               1,749,859         1,005,211
Total assets                                        Trenwick America Re        1,837,261         1,028,569
                                             Canterbury Financial Group          262,233                 -
                                                 Trenwick International          406,430           353,079
                                              Chartwell Managing Agents          533,455                 -
                                                            Unallocated          201,220            10,613
                                                                               3,240,599         1,392,261

Brokers and Ceding Companies
During the year ended December 31, 1999, Trenwick America Re received approximately 61% of its gross written premiums from three reinsurance brokers of which AON Reinsurance Agency accounted for approximately 37%, Guy Carpenter accounted for approximately 16% and E.W. Blanch accounted for approximately 8%. In 1998, Trenwick America Re produced approximately 37%, 10% and 10% of its gross written premiums from three reinsurance brokers; AON Reinsurance Agency, Peglar and Associates, Inc. and Willis Faber, respectively. In 1997, Trenwick America Re produced approximately 41%, 14% and 10% of its gross written premiums from three reinsurance brokers; AON Reinsurance Agency, Willis Faber, N.A. and G.J. Sullivan, respectively.

Two reinsurance brokers accounted for approximately 13% of Trenwick International's 1999 gross written premiums of which AON Reinsurance Agency accounted for approximately 8% and Alexander Forbes accounted for 5%. In 1998, Nelson Hurst and AON Reinsurance Agency accounted for approximately 15% and 12% of gross written premiums, respectively.

Trenwick's concentration of business in the U.S. reinsurance market through a small number of sources is consistent with the concentration of the property and casualty broker reinsurance market, in which a majority of the business is written through the top ten largest brokers in the reinsurance industry. Contrary to Trenwick America Re's concentration, Trenwick International's business is produced from a variety of sources including insurance and reinsurance brokers.

During the year ended December 31, 1999, Trenwick America Re received approximately 26% of its gross written premiums from three ceding companies of which Duncanson and Holt accounted for approximately 12%, American International Group accounted for approximately 7% and CNA Insurance Companies accounted for approximately 7%. In 1998, Trenwick America Re produced approximately 16%, 12% and 10% of its gross written premiums from three ceding companies: Duncanson and Holt, American International Group and Fort Washington Holdings, respectively. In 1997, Trenwick America Re produced approximately 11%, 11% and 10% of its gross written premiums from three ceding companies: American International Group, Canal Insurance Company and Travelers Group. No one ceding company accounted for more than 3% of Trenwick International's gross written premium in 1999 and 1998.

Loss of all or a substantial portion of the business provided by these brokers and ceding companies could have a material adverse effect on the business and operations of Trenwick. Trenwick does not believe, however, that the loss of such business would have a long-term adverse effect because of Trenwick's competitive position within the reinsurance market and the availability of business from other brokers and ceding companies.

Managing  General  Agencies

In 1999, Canterbury Financial Group wrote approximately 66% of its gross written premiums through four managing general agents as follows: HDR Insurance Services (23%), Florida Intracoastal Underwriters, Ltd. (19%), Inter-Reco, Inc. (13%), and Professional Insurance Underwriters, Inc. (11%). Loss of all or a substantial portion of the business provided by these managing general agencies could have a material adverse effect on the business and operations of Trenwick.

Note 18
Unaudited Quarterly
Financial Data

Summarized unaudited quarterly financial data is as follows:


(in thousands
except per share data)                                             1999             1998              1997
                                                                   -----            ----              ----
                                        Quarter ended
Earned premiums                           December 31          $141,467          $63,612           $45,414
                                         September 30            58,608           65,161            43,723
                                              June 30            66,071           70,964            47,105
                                             March 31            58,968           45,824            53,914
Net investment                            December 31            26,207           14,639            12,372
  income                                 September 30            13,047           14,317            12,178
                                              June 30            13,317           14,976            12,123
                                             March 31            13,823           12,384            11,729
Net realized                              December 31            (1,075)           7,572               388
  investment                             September 30               (38)             184                 -
  gains (losses)                              June 30               523              540                 1
                                             March 31             2,506              720             1,915
Income (loss) before                      December 31            (2,392)          11,329             9,122
  extraordinary                          September 30           (22,426)           5,243             8,773
  item                                        June 30             5,665            8,975             8,593
                                             March 31             8,105            9,245             9,801
Basic income (loss)                       December 31              (.16)            1.03               .77
  before extra-                          September 30             (2.15)             .45               .74
  ordinary item                               June 30               .54              .75               .72
  per share                                  March 31               .75              .78               .90
Diluted income (loss)                     December 31              (.16)            1.02               .75
  before extra-                          September 30             (2.15)             .44               .73
  ordinary item                               June 30               .53              .74               .71
  per share                                  March 31               .74              .77               .81



Amounts for 1999 reflect the results of Chartwell, accounted for as a purchase, from October 27, 1999, the date of acquisition. Amounts for 1998 reflect the results of Trenwick International, accounted for as a purchase, from February 27, 1998, the date of acquisition. In the quarter ended March 31, 1997, Trenwick had an extraordinary loss on debt redemption of $1,037,000, or $0.09 per basic share, which was net of a $558,000 income tax benefit.

Note 19
Subsequent
Event

On March 1, 2000, Chartwell Re Holdings fully redeemed its 10.25% Senior Notes due 2004 at a redemption price of 102.56% of par value. The net balance of these notes as of December 31, 1999 was $40,075,000.